Form 10-K
period 2016-09-30
ATLANTIC ACQUISITION INC.
filed 2017-09-13
CIK 1675583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-211681

ATLANTIC ACQUISITION, INC.
 (Exact name of registrant as specified in its charter)

Nevada	81-1736095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15321 NW 60th Ave 51 St. Suite 109, Miami Lakes, FL	33014
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: 941-347-7380

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The number of shares of Common Stock, $0.0001 par value, outstanding on September 13, 2017 was 20,000,000 shares.

ATLANTIC ACQUISITION, INC.
FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2016

Index to Report
on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

●	our ability to diversify our operations;
●	our ability to implement our business plan;
●	our ability to attract key personnel;
●	our ability to operate profitably;
●	our ability to efficiently and effectively finance our operations, and/or purchase orders;
●	inability to achieve future sales levels or other operating results;
●	inability to raise additional financing for working capital;
●	inability to efficiently manage our operations;
●	the inability of management to effectively implement our strategies and business plans;
●	the unavailability of funds for capital expenditures and/or general working capital;
●
 the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading "Risk Factors" in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to "we", "our", "us",  "the Company", and similar terms refer to Atlantic Acquisition, Inc.

PART I

ITEM 1. BUSINESS

General Business Development

The Company was formed on December 29, 2015 in the State of Nevada.

Business Strategy

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire  to seek the perceived advantages of an Exchange Act registered corporation. the company will upon effectiveness be required to file periodic reports as required by Item 15(d) of the Exchange Act and also that the company intends to file a form 8A registering the company under Section 12G of the Exchange Act within 5 business days of the effectiveness of this registration statement which will register the Company's common shares under the Exchange Act and upon the effectiveness of such registration statement, the company will be required to report pursuant to Section 13 of the Exchange Act.

The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly- owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

One of the methods the Company will use to find potential merger or acquisition candidates will be to run classified ads in the Wall Street Journal and similar publications periodically seeking companies which are looking to merge with a public shell. Other methods included personal contacts and contacts gained through social networking. There is no evidence showing that these methods of identifying a suitable merger opportunity will be successful. The Company anticipates that the selection of a business opportunity in which to    participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all  of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. It is management's belief that funds raised form the offering should be sufficient to merge with or acquire an acquisition target.   However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The costs of an initial public offering may include substantial attorney and auditor fees and the time factor can vary widely (could be as short as a month or take several years for example) and is unpredictable. A business combination with The Company may eliminate some of those unpredictable variables as the initial review process on a large active business could easily extend over a period of a year or more requiring multiple audits and opinions prior to clearance. On the other hand a business combination with the Company may raise other variables such as the history of the Company having been out of the targets control and knowledge. Thus they have to rely on the representations of the Company in their future filings and decisions. In addition, the additional step of a business combination may increase the time necessary to process and clear an application for trading. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. If an entity is deemed a Shell Company the 8-K which must be filed upon the completion of a merger or acquisition requires all of the information normally disclosed in the filing of a Form 10. Once deemed a Shell Company, Rule 144 imposes additional restrictions on securities sought to be sold or traded under Rule 144. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officer and director of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, Benny Doro, an officer and director of the Company, who is not a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of Benny Doro, a Company officer and shareholder. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the business opportunity as part of his investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merger with any company for which audited financial statements cannot be obtained.

Management of the Company, while not experienced in matters relating to the new business of the Company, will rely upon his own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, the Company's management has never used outside consultants or advisors in connection with a merger or acquisition.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Employees

As of September 20, 2016, we have no employees, but have three (3) officers and directors who are non-employee Directors. We have no agreements with any of our management for any services.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC's Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC's website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public reference room at the following location:

Public Reference Room
100 F. Street N.W.
Washington, D.C. 2054900405
Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

OFFICERS AND DIRECTORS LACK OF EXPERIENCE MAY HINDER OPERATIONS. Atlantic Acquisition Inc.'s operations depend solely on the efforts of  Benny Doro, Bob Bubeck, and Margret M. McLaughlin, the officers and directors of the Company. None of Messrs. Doro, Bubeck, and  McLaughlin have any experience related o public company management, nor as a principal accounting officer. Because of this, the Company may be unable to offer and sell the shares in this offering, develop our business or manage our public reporting requirements. The Company cannot guarantee that it will be able overcome any such obstacles.

POTENTIAL CONFLICTS OF INTEREST MAY RESULT IN LOSS OF BUSINESS.  Benny Doro, Bob Bubeck, and Margret M. McLaughlin are involved in other employment opportunities and may periodically face a conflict in selecting between Atlantic Acquisition Inc. and other personal and professional interests. The Company has not formulated a policy for the resolution of such conflicts should they occur.  If the officers or directors choose other interests ahead of Atlantic, such choice may result in lower or a lack of business for Atlantic.

RULE 419 LIMITATIONS MAY LIMIT BUSINESS COMBINATIONS. Rule 419 requires that the securities to be issued and the funds received in this offering be deposited and held in an escrow account pending the completion of a qualified acquisition. Before the acquisition can be completed and before the funds and securities can be released, the Company will be required to update its registration statement with a post-effective amendment. After the effective date of any such post-effective amendment, the Company is required to furnish investors with the new prospectus containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. Investors must decide  to remain investors or require the return of their investment funds. Any investor not making a decision within 45 days of the effectiveness of the post-effective amendment will automatically receive a return of his investment funds. Up to 10% of the proceeds from the offering may be released to the Company upon completion of the minimum offering amount and therefore may not be returned to investors. These regulation may limit potential business combinations for the Company as potential candidates may not wish to go through the process, disclosure or time requirements imposed by these regulations.

REGULATIONS CONCERNING "BLANK CHECK" ISSUERS MAY LIMIT BUSINESS COMBINATIONS. The ability to register or qualify for sale the Shares for both initial sale and secondary trading is limited because a number of states have enacted regulations pursuant to their securities or "blue sky" laws restricting or, in some instances, prohibiting, the sale of securities of "blank check" issuers, such as the Company, within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, may not register the Shares for sale in their states. Because of such regulations and other restrictions, the Company's selling efforts, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue sky application has been filed and accepted or where the Shares have been registered.   These regulation may limit potential business combinations for the Company as potential candidates may not wish to go through the process, disclosure or time requirements imposed by these regulations.

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS RESULTS IN NO ASSURANCE OF SUCCESS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. This may lessen the possibility of finding a suitable acquisition or merger candidate as such loss would be inherited on their financial statements. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination. Our auditor has issued an opinion that raises substantial doubt about our ability to continue as a going concern in our September 30, 2016 audit. The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period from December 29, 2015 (inception) through September 30, 2016, the Company has a net loss of $15,347 and accumulated deficit of $$15,347. Currently, the Company does not have cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern.There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating  costs of the Company.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS RESULTS IN NO ASSURANCE OF SUCCESS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity.  A related entity OICco Acquisition I, Inc. completed an acquisition and the same officer and director as the Company determined that the business of the acquired company was not significant enough to devote additional resources to and therefore chose not to expand the operations of the acquired entity but instead to pursue another acquisition. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes  a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner   firm and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS MAY LIMIT POSSIBLE BUSINESS COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well- financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, an entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluations. The Company has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no  significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY MAY LIMIT BUSINESS COMBINATIONS. While seeking a business combination, management anticipates devoting between five and ten hours per month to the business of the Company. The Company's officer has not entered into a written employment agreement with the Company and is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations. See "Directors, Executive Officers, Promoters And Control Persons."

CONFLICTS OF INTEREST MAY RESULT IN A LOSS OF BUSINESS OR FAILURE TO COMPLETE A MERGER OR ACQUISITION OR TO DO SO AT LESS PROFIT. The Company's officers and directors currently participate and may in the future participate in other business ventures which compete directly with the Company. Additional conflicts of interest and non- arm's length transactions may also arise in the future in the event the Company's officers and director is involved in the management of any firm with which the Company transacts business.

CONFLICTS RELATING TO THE LOCATION OF MERGER/ACQUISITION CANDIDATES. Our officers and directorsare not full time employees of our company and are actively involved in other business pursuits. Since our officers and directors are not required to devote any specific amount of time to our business, they will experience conflicts in allocating their time among their various business interests. Moreover, any future blank check companies that are organized by our officers and directors may compete with our company in the search for a suitable target.

To minimize potential conflicts of interest arising from multiple corporate affiliations, our officers and directors will not make affirmative decisions to allocate a particular business opportunity to a particular acquisition vehicle. Instead, they will provide the available due diligence information on all available acquisition vehicles to the potential target, and ask the potential target to make a final selection. There is no assurance that a potential target will conclude that our company is best suited to its needs or that an acquisition will ever occur.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. The Company will be required to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION MAY LIMIT BUSINESS COMBINATIONS. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

LACK OF DIVERSIFICATION MAY LIMIT FUTURE BUSINESS. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by the business opportunity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

POSSIBLE INVESTMENT COMPANY ACT REGULATION MAY INCREASE COSTS. Although the Company will be subject to regulation under the Securities Exchange Act of 1933, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT MAY RESULT IN UNCERTAIN MANAGEMENT FUTURE. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's common stock held by him, or resign as a member of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION MAY RESULT IN DILUTION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

DISADVANTAGES OF BLANK CHECK OFFERING MAY DISCOURAGE BUSINESS COMBINATIONS. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A potential business combination candidate may find it more beneficial to go public directly rather than through a combination with a blank check company and the requirements of a post-effective amendment and having to clear its application to trade using information provided by the Company rather than its own internal information.

FEDERAL AND STATE TAXATION OF BUSINESS COMBINATION MAY DISCOURAGE BUSINESS COMBINATIONS. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax- free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction, reduce the future value of the shares and potentially discourage a business combination.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently lease office space at 15321 NW 60th Ave 51 St. Suite 109, Miami Lakes, FL 33014 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.  This space is provided rent free by an officer of the corporation and without expiration date.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not yet quoted.  Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of September 30, 2016, we had 4 stockholders of record of the 20,000,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board's assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in "Risk Factors" and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

OVERVIEW AND OUTLOOK

The Company was incorporated in December 2015. The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire  to seek the perceived advantages of an Exchange Act registered corporation. the company will upon effectiveness be required to file periodic reports as required by Item 15(d) of the Exchange Act and also that the company intends to file a form 8A registering the company under Section 12G of the Exchange Act within 5 business days of the effectiveness of this registration statement which will register the Company's common shares under the Exchange Act and upon the effectiveness of such registration statement, the company will be required to report pursuant to Section 13 of the Exchange Act.

The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubts about the Issuers ability to continue as a going concern.

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the period of December 29, 2015 (Inception) to September 30, 2016.

Costs and Expenses

Operating expenses during the period of December 29, 2015 (Inception) to September 30, 2016.were $15,347, consisting of general and administrative and professional fees.

Liquidity and Capital Resources

As of September 30, 2016, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the period of December 29, 2015 (Inception) to September 30, 2016.  To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

December 29, 2015 (Inception) to September 30,
2016
Net cash used in operating activities	$0
Net cash used in investing activities	0
Net cash provided by financing activities	0
Net increase (decrease) in Cash	0
Cash, beginning of period of December 29, 2015 (Inception) to September 30, 2016.	0
Cash, end of period of December 29, 2015 (Inception) to September 30, 2016.	$0

GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the company's ability to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company's foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse affect upon it and its shareholders.

Operating activities

Net cash used in operating activities was $0for the period of December 29, 2015 (Inception) to September 30, 2016.

Financing activities

Net cash provided by financing activities for the period of December 29, 2015 (Inception) to September 30, 2016 was $0.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party advances. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We set forth below those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and that require complex management judgment.

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Fair value of financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and related party payables approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND EXHIBITS.
Atlantic Acquisition Inc. Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheet as of September 30, 2016	F-3

Statement of Operations for the period of December 29, 2015 (inception) to September 30, 2016	F-4

Statement of Changes in Stockholders' Deficit for the period of December 29, 2015 (inception) to September 30, 2016	F-5

Statement of Cash Flows for the period of December 29, 2015 (inception) to September 30, 2016	F-6

Notes to Financial Statements	F-7 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Atlantic Acquisition, Inc.

We have audited the accompanying balance sheet of Atlantic Acquisition, Inc. (the "Company") as of September 30, 2016, and the related statement of operations, stockholders' deficit, and cash flows for the period of December 29, 2015 (inception) through September 30, 2016. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Acquisition, Inc. as of September 30, 2016, and the results of its operations and its cash flows for the period of December 29, 2015 (inception) through September 30, 2016 then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
September 13,  2017

ATLANTIC ACQUISITION, INC.

FINANCIAL STATEMENTS
September 30, 2016

Atlantic Acquisition, Inc.

Balance Sheet

September 30,
2016
ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Related party loan	13,347
Total current liabilities	$13,347

Stockholders' deficit
Common stock, $0.0001 par value; 175,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-
Additional paid in capital	-
Accumulated deficit	(15,347)
Total stockholders' deficit	(13,347)
Total liabilities and stockholders' deficit	$-

See accompanying notes to financial statements.

Atlantic Acquisition, Inc.

Statement of Operations

From Inception on December 29, 2015 to September 30, 2016

Operating expenses
General and Administrative expenses	$15,347
Total operating expenses	15,347

Net loss	$(15,347)

Basic and diluted net loss per common share	$(0.00)

Basic and diluted weighted average common shares outstanding	20,000,000

See accompanying notes to financial statements.

Atlantic Acquisition, Inc.

Statement of Changes in Stockholders' Deficit
For the period from December 29, 2015 (inception) through September 30, 2016

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 29, 2015 (Inception)	-	$-	$-	$-	$-
Common stock issued for expenses paid by founders	20,000,000	2,000	-	-	2,000
Net loss	-	-	-	(15,347)	(15,347)
Balance, September 30, 2016	20,000,000	$2,000	$-	$(15,347)	$(13,347)

See accompanying notes to financial statements.

Atlantic Acquisition, Inc.

Statement of Cash Flows

Period of December 29, 2015 (Inception) to September 30, 2016
Cash flows from operating activities
Net loss	$(15,347)
General and administrative expenses paid by officers treated as loans	13,347
Common stock issued for expenses paid by founders	2,000
Net cash used in operating activities	0

Cash flows from financing activities:
Related party loans	-

Net change in cash	-
Cash, beginning of period	-
Cash, end of period	$-

Supplemental cash flow information
Cash paid for interest	$-
Cash paid for income taxes	$-

See accompanying notes to financial statements.

Atlantic Acquisition, Inc.
Notes to Financial Statements
September 30, 2016

 Note 1 - Nature of Business

Atlantic Acquisition, Inc. (the Company) was incorporated under the laws of the State of Nevada on December 29, 2015 with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company.

The Company has elected a fiscal year end of September 30.

Note 2 - Significant Accounting Policies

Basis of presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2016, there were no uncertain tax positions that require accrual.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, payables to related parties, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that be used to measure fair value:

Atlantic Acquisition, Inc.
Notes to Financial Statements
September 30, 2016

Note 2 - Significant Accounting Policies (continued)

Level 1 - quoted prices in active markets for identical assets or
Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company's financial liabilities are measured at fair value and include its notes payable.  These liabilities are subject to the measurement and disclosure requirements of ASC 820 and are considered to be Level 3 inputs.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-based Expense

ASC 718, "Compensation – Stock Compensation", prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees."  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The company had no stock-based compensation plans September 30, 2016.

Share-based expense for the period ended September 30, 2016 was $0.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2016.

Atlantic Acquisition, Inc.
Notes to Financial Statements
September 30, 2016

Note 2 - Significant Accounting Policies (continued)

Earnings Per Share Information

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period from December 29, 2015 (inception) through September 30, 2016, the Company has a net loss. Currently, the Company does not have cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company has chosen to adopt the ASU for the Company's financial statements as of September 30, 2016.

Atlantic Acquisition, Inc.
Notes to Financial Statements
September 30, 2016

Note 3 - Stockholders' Deficit

Common stock

The authorized common stock of the Company consists of 175,000,000 shares with a $0.0001 par value.

On December 29, 2015, the Company's 4 officers and directors, paid $2,000 of expenses in Exchange for 20,000,000 shares of common stock of the Company, each, par value $0.0001 per share.

There were 20,000,000 common shares issued and outstanding as of September 30, 2016.

Note 4 - Income Taxes

Any net loss carryforward may be subject to the 382 limitation upon a change in control as defined therein.

As of September 30, 2016, the net loss carryforward for the Company was $15,347 of which $5,217 is 34% and a full valuation allowance resulting in a $- net deferred income tax asset. Our net loss carryforward will begin to expire in 2036.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ACS 740 "Income Taxes," when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period of December 29, 2015 (Inception) to September 30, 2016 applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

Note 5 - Related Party Transactions

On December 29, 2015, the Company's 4 officers and directors, paid $2,000 of expenses in exchange for 20,000,000 shares of common stock of the Company, each, par value $0.0001 per share.

The four officers loaned the Company $13,347 total.   The loans are without interest and payable on demand.

This Company's offce is provided rent free by an officer of the corporation and without any lease expiration date.

ITEM 9.   HANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).    CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, Benny Doro, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2016.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

Lack of appropriate segregation of duties,

Lack of control procedures that include multiple levels of supervision and review, and

There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management's report in this annual report.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. We believe appointing a director who qualifies as a financial expert will improve the overall performance of our control over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period of December 29, 2015 (Inception) to September 30, 2016 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company's management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of September 30, 2016 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position	Period of Service(1)

Benny Doro	49	President and Director	Inception – current
Bob Bubeck	58	Secretary and Director	Inception – current
Margret M. McLaughlin	72	Treasurer and Director	Inception – current

Notes:

(1)    Our directors will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. At the present time, our officers were appointed by our director and will hold office until resignation or removal from office.

(2)    Officers have outside interests and obligations to companies other than Atlantic Acquisition Inc. They intend to spend approximately 10 hours per week on the Company's business affairs. At the date of this prospectus, Atlantic Acquisition Inc. is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

 BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Benny Doro, President, Director age 49

In 1995, Mr. Benny Doro founded NextLevel Productions Inc., a multi-media advertising and marketing company.  Mr. Doro served as the company's CEO, he managed multiple clients including negotiating content deals with artists such as Madonna, Van Halen, U2, KISS, Britney Spears, Jessica Simpson, and Sony Fanfire.  In 2001, NextLevel merged with Wiremix Media Inc., and  to become digital advertising company.  In 2002, Mr. Doro negotiated the sale of NextLevel to a  CYOP Systems INC a publicly traded company. Revised The company was sold in 2002.

In 2002, Mr. Doro became a partner in Marketview Financial Group, Inc. a private investment banking firm based on Wall Street.
In 2012  Mr. Doro co- founded and currently serves as Vice-President of Universal Vision Group, a provider e-commerce software providing international multi-currency pre-paid cards to both corporate users and consumers offering a complete Tier 1 pre-paid card issuer processing infrastructure.  The company is also a e-commerce Payments Systems Provider.

Currently Mr. Doro serves on the Board of Directors at Pyramid Media, Inc. (Pyramid Records), an entertainment company with multiple artists that provides major distribution through INgrooves Fontana and Universal Music Group Distribution.

Mr. Bob Bubeck, Secretary Age 58

Currently, Mr Bubeck is the President of WJLL, Inc, a Florida consulting practice founded in 1997, initially as Market Link of South Florida, Inc. Clients have included the successful launch, development, and continued operation of many cable networks, television programs, and other media ventures. The company's  lead clients include Comcast, Newsmax Media, TimeLife Media, Zuus Digital Networks, The Country Network, Zuus Latino, The FAD Network, and Pyramid Entertainment.

Mr. Bubeck is a founding partner of Zeplin Media, a media buying service in the infomercial industry.

In 2007. Mr. Bubeck co-foundered of Cross Media Works a multiplatform sales agent in the media industry. Mr. Bubeck directed the company to the acquisitions of Apex Media Sales (Scottsdale), TelAmerica Media (Philadelphia), Affiliated Media (Jacksonville), and WizeBuys (Philadelphia). These acquisitions totaled over $150 million.

In 1991, Mr. Bubeck  served as the Senior Vice President of Operations for American Cable Advertising, an independent sales organization in the spot cable arena. Under Mr. Bubeck direction ACA launched and operated its organization to 10 sales offices nationwide. Mr. Bubeck also served as the Vice President of Sales in the Southeast for National Cable Communications, a joint venture of Comcast, Cox Cable Communications, Time Warner, and Katz Communications.

Margret M McLaughlin-Treasurer 72

Mrs. McLaughlin has worked in the New York area for most of her career. Mrs. McLauglin has worked as a professional bookkeeper for several large companies. She is currently retired and will occasionally consult for companies.

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the NRS, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor's independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

							Change in
						Non- Equity	Pension Value
						Incentive	and Non- Qualified
Name &				Stock	Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Benny Doro	2015	-	-	-	-	-	-	-	-
President and Director	2016	-	-	-	-	-	-	-	-

Bob Bubeck Secretary	2015	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Margret M McLaughlin	2015	-	-	-	-	-	-	-	-
Treasurer	2016	-	-	-	-	-	-	-	-

Miguel Dotres	2015	-	-	-	-	-	-	-	-
Former Vice President and Director	2016	-	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2016.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2016, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

	No. Of Shares	Percentage of class of shares

Miguel Dotres	5,000,000	25%
Benny Doro	5,000,000	25%
Bob Bubeck	5,000,000	25%
Margret M. McLaughlin	5,000,000	25%

All officers and directors as a group	15,000,000	75%

(*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute Beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person's household. This includes any shares such person has the right to acquire within 60 days.

(**) Percent of class is calculated on the basis of the number of shares outstanding on September 30, 2016 (20,000,000).

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Director Independence

We currently do not have any independent directors, as the term "independent" is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of "independence" as defined under the rules of the New York Stock Exchange ("NYSE") and American Stock Exchange ("Amex").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Malone Bailey, LLP  is our independent registered public accounting firm.

(1) AUDIT FEES

The audit fees charged by Anton Chia, the previous auditors for the Company, for year ended September 30, 2016 were $5,500. The audit fees by Malone and Bailey were $10,000 for year ended September 30, 2016.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.	The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

 (b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

101	XBRL Report	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Acquisition, Inc.

By:  /s/ Benny Doro
Benny Doro, President
Date: September 13,  2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Benny Doro	President, Director, Principal Executive Officer	September 13, 2017
Benny Doro

/s/ Margret M. McLaughlin	Treasurer, Director, Principal Accounting Officer, Principal Financial Officer	September 13, 2017
Margret M. McLaughlin