Form 10-Q
period 2016-12-31
ATLANTIC ACQUISITION INC.
filed 2017-09-14
CIK 1675583

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-211681

Atlantic Acquisition, Inc.
 (Exact Name of Registrant as Specified in its Charter)

Nevada	81-1736095
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

15321 NW 60th Ave 51 ST. Suite 109
Miami Lakes, FL	33014
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: 941-347-7380

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of September 13, 2017, the issuer had 20,000,000 shares of common stock issued and outstanding.

2

ITEM 1.  FINANCIAL STATEMENTS

ATLANTIC ACQUISITION, INC.

UNAUDITED FINANCIAL STATEMENTS
December 31, 2016

Atlantic Acquisition, Inc.
Balance Sheets

	December 31,	September 30,
	2016	2016
ASSETS	(unaudited)

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Related party loan	$13,347	$13,347
Total current liabilities	13,347	13,347

Stockholders' deficit
Common stock, $0.0001 par value; 175,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid in capital	-	-
Accumulated deficit	(15,347)	(15,347)
Total stockholders' deficit	(13,347)	(13,347)
Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to these unaudited financial statements.

3

Atlantic Acquisition, Inc.

Statements of Operations
(unaudited)

	Three months ended December 31, 2016		December 29, 2015 (Inception) to December 31, 2015

Operating expenses
General and Administrative expenses		$-	$5,725
Total operating expenses		-	5,725

Net loss	$	(-)	(5,725)

Basic and diluted net loss per common share		$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding		20,000,000	20,000,000

See accompanying notes to these unaudited financial statements.

4

Atlantic Acquisition, Inc.

Statements of Cash Flows
(unaudited)

	Three months ended December 31, 2016	December 29, 2015 (Inception) to December 31, 2015
Cash flows from operating activities
Net loss	$-	$(5,725)
General and administrative expenses paid by officers treated as loans	-	3,725
Common stock issued for expenses paid by founders	-	2,000
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to these unaudited financial statements.

5

Atlantic Acquisition, Inc.
Notes to Financial Statements
December 31, 2016

NOTE 1 - NATURE OF BUSINESS

Atlantic Acquisition, Inc. (the Company) was incorporated under the laws of the State of Nevada on December 29, 2015 with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company.

The Company has elected a fiscal year end of September 30.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2016 audited financial statements. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period from December 29, 2015 (inception) through December 31, 2016 the Company has a net loss. Currently, the Company does not have cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

Liquidity and Capital Resources

As of December 31, 2016, we had $0 in cash, total current assets of $0 and total current liabilities of $13,347. Current liabilities consisted of $13,347 of related party notes payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 3 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three months ended December 31, 2016. Total operating expenses were $0 during the same period.  We did not generate revenues December 29, 2015 (Inception) to December 31, 2015.  We have total operating expenses of $5,725 from December 29, 2015 (Inception) to December 31, 2015.  Our activities have been primarily financed from the proceeds of share subscriptions and loans.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of December 31, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") , our disclosure controls and procedures were not effective as of December 31, 2016.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company's Form 10K for the period ended September 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2017

Atlantic Acquisition, Inc.
Registrant

By: /s/ Benny Doro
Benny Doro Chief Executive Officer