Form 10-Q
period 2017-03-31
ATLANTIC ACQUISITION INC.
filed 2017-09-14
CIK 1675583

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

ITEM 1.  FINANCIAL STATEMENTS

ATLANTIC ACQUISITION, INC.

UNAUDITED FINANCIAL STATEMENTS
March 31, 2017

Atlantic Acquisition, Inc.
Balance Sheets

	March 31,	September 30,
	2017	2016
ASSETS	(unaudited)

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Related party loan	$13,347	$13,347
Total current liabilities	13,347	13,347

Stockholders' deficit
Common stock, $0.0001 par value; 175,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid in capital	-	-
Accumulated deficit	(15,347)	(15,347)
Total stockholders' deficit	(13,347)	(13,347)
Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to these unaudited financial statements.

Atlantic Acquisition, Inc.

Statements of Operations
(unaudited)

	Three months ended March 31, 2017		Three months ended March 31, 2016	Six months ended March 31, 2017	December 29, 2015 (Inception) to March 31, 2016

Operating expenses
General and Administrative expenses		$-	$-	$-	$5,725
Total operating expenses		-	-	-	5,725

Net loss	$	(-)	-	(-)	(5,725)

Basic and diluted net loss per common share		$(0.00)	$(0.00)	(0.00)	(0.00)

Basic and diluted weighted average common shares outstanding		20,000,000	20,000,000	20,000,000	20,000,000

See accompanying notes to these unaudited financial statements.

Atlantic Acquisition, Inc.

Statements of Cash Flows
(unaudited)

	Six months ended March 31, 2017	December 29, 2015 (Inception) to March 31, 2016
Cash flows from operating activities
Net loss	$-	$(5,725)
General and administrative expenses paid by officers treated as loans	-	3,725
Common stock issued for expenses paid by founders	-	2,000
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to these unaudited financial statements.

Atlantic Acquisition, Inc.
Notes to Financial Statements
March 31, 2017

NOTE 1 - NATURE OF BUSINESS

Atlantic Acquisition, Inc. (the Company) was incorporated under the laws of the State of Nevada on December 29, 2015 with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company.

The Company has elected a fiscal year end of September 30.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2016 audited financial statements. The results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period from December 29, 2015 (inception) through March 31, 2017 the Company has a net loss. Currently, the Company does not have cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

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

Liquidity and Capital Resources

As of March 31, 2017, we had $0 in cash, total current assets of $0 and total current liabilities of $13,347. Current liabilities consisted of $13,347 of related party notes payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 3 to the financial statements for additional information.

Results of Operations

We have had no operating revenues since our inception on December 29, 2015 through March 31, 2017, and have incurred operating expenses in the amount of $5,725 for the same period.    Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the three months ended March 31, 2017, professional fees expenses were $0, compared to $0 for the three months ended March 31, 2016.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") , our disclosure controls and procedures were not effective as of March 31, 2017.

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

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company's Form 10K for the period ended September 30, 2016.

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