Form 10-K
period 2017-09-30
ATLANTIC ACQUISITION INC.
filed 2017-12-21
CIK 1675583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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
Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒  No ☐

The number of shares of Common Stock, $0.0001 par value, outstanding on December 20, 2017 was 21,000,000 shares.

ATLANTIC ACQUISITION, INC.
FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2017

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

Employees

As of September 30, 2017, we have no employees, but have three (3) officers and directors who are non-employee Directors. We have no agreements with any of our management for any services.

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

Public Reference Room
100 F. Street N.W.
Washington, D.C. 2054900405
Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

OFFICERS AND DIRECTORS LACK OF EXPERIENCE MAY HINDER OPERATIONS. Atlantic Acquisition Inc.'s operations depend solely on the efforts of  Benny Doro, Bob Bubeck, and Margret M. McLaughlin, the officers and directors of the Company. None of Messrs. Doro, Bubeck, and  McLaughlin have any experience related to public company management, nor as a principal accounting officer. Because of this, the Company may be unable to offer and sell the shares in this offering, develop our business or manage our public reporting requirements. The Company cannot guarantee that it will be able overcome any such obstacles.

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

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS RESULTS IN NO ASSURANCE OF SUCCESS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. This may lessen the possibility of finding a suitable acquisition or merger candidate as such loss would be inherited on their financial statements. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination. Our auditor has issued an opinion that raises substantial doubt about our ability to continue as a going concern in our September 30, 2017 audit. The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

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

CONFLICTS RELATING TO THE LOCATION OF MERGER/ACQUISITION CANDIDATES. Our officers and directors are not full time employees of our company and are actively involved in other business pursuits. Since our officers and directors are not required to devote any specific amount of time to our business, they will experience conflicts in allocating their time among their various business interests. Moreover, any future blank check companies that are organized by our officers and directors may compete with our company in the search for a suitable target.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease office space rent free with no expiration at 15321 NW 60th Ave 51 St. Suite 109, Miami Lakes, FL 33014 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

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

Holders of Common Stock

As of September 30, 2017, we had 38 stockholders of record of the 21,000,000 shares outstanding.

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

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the year ended September 30, 2017 or 2016.

Costs and Expenses

Operating expenses during year ended September 30, 2017 were $31,235, consisting of general and administrative and professional fees. Operating expenses during the period from December 29, 2015 (inception) through September 30, 2016 were $15,347, consisting of general and administrative and professional fees.

Liquidity and Capital Resources

As of September 30, 2017, we had $20,000 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the year ended September 30, 2017and period from December 29, 2015 (inception) through September 30, 2016. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the year ended September 30, 2017	For the period from December 29, 2015 (inception) through September 30, 2016
Net cash used in operating activities	$--	$-
Net cash used in investing activities		--
Net cash provided by financing activities	20,000	--
Net increase (decrease) in Cash	20,000	--
Cash, beginning of year	--	--
Cash, end of year	$20,000	$--

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

Operating activities

Net cash used in operating activities was $0 for the year ended September 30, 2017 and for the period from December 29, 2015(inception) through September 30, 2016 respectively

Financing activities

Net cash provided by financing activities was $20,0000 and $0 for the year ended September 30, 2017 and the period from December 29, 2015(inception) through September 30, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND EXHIBITS.
Atlantic Acquisition Inc. Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of September 30, 2017 and 2016	F-3

Statements of Operations for the year ended September 30, 2017 and the period from December 29, 2015 (inception) to September 30, 2016	F-4

Statements of Changes in Stockholders (Deficit) for the period December 29, 2015 (inception) to September 30, 2017	F-5

Statements of Cash Flows for the year ended September 30, 2017 and the period from December 29, 2015 (inception) to September 30, 2016	F-6

Notes to Financial Statements	F-7 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Atlantic Acquisition, Inc.

We have audited the accompanying balance sheets of Atlantic Acquisition, Inc. (the "Company") as of September 30, 2017 and 2016, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year September 30, 2017 and the period from December 29, 2015 (inception) through September 30, 2016. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Acquisition, Inc.as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the year ended September 30, 2017 and the period from December 29, 2015 (inception) through September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
December 20, 2017

ATLANTIC ACQUISITION, INC.
FINANCIAL STATEMENTS
September 30, 2017 and September 30, 2016

Atlantic Acquisition, Inc.
Balance Sheets
	September 30, 2017	September 30, 2016

ASSETS

CURRENT ASSETS:
Cash - held in escrow	$20,000	$-
Total current assets	20,000	-

Total assets	$20,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Related party loans	$44,582	$13,347
Total current liabilities	44,582	13,347

Total liabilities	44,582	13,347

STOCKHOLDERS' DEFICIT:

Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
no shares issued and outstanding as of September 30, 2017 and 2016	-	-
Common stock, $0.0001 par value; 175,000,000 shares authorized;
21,000,000 shares issued and outstanding as of September 30, 2017	2,100	2,000
and 20,000,000 shares issued and outstanding as of September 30, 2016
Additional paid in capital	19,900	-
Accumulated deficit	(46,582)	(15,347)
Total stockholders' deficit	(24,582)	(13,347)

Total liabilities and stockholders' deficit	$20,000	$-

See accompanying notes to financial statements.

Atlantic Acquisition, Inc.
Statements of Operations

	For the Year Ended September 30, 2017	For the period from December 29, 2015 (inception) through to September 30, 2016

OPERATING EXPENSES:
General and administrative expenses	$31,235	$15,347
Total operating expenses	31,235	15,347

Net loss	$(31,235)	$(15,347)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	20,024,658	20,000,000

See accompanying notes to financial statements.

Atlantic Acquisition, Inc.
Statements of Changes in Stockholders' Deficit
For the period from December 29, 2015 (inception) through September 30, 2017

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance, December 29, 2015 (Inception)	-	$-	$-	$-	$-

Common stock issued for expenses paid by founders	20,000,000	2,000	-	-	2,000

Net loss for the period	-	-	-	(15,347)	(15,347)

Balance, September 30, 2016	20,000,000	2,000	-	(15,347)	(13,347)

Common stock sold for cash	1,000,000	100	19,900	-	20,000

Net loss	-	-	-	(31,235)	(31,235)

Balance, September 30, 2017	21,000,000	$2,100	$19,900	$(46,582)	$(24,582)

See accompanying notes to financial statements.

Atlantic Acquisition, Inc.
Statements of Cash Flows

	For the Year Ended September 30, 2017	For the period from December 29, 2015 (inception) through to September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,235)	$(15,347)
Adjustments to reconcile net loss to net cash used in
operating activities:
General and administrative expenses paid by officers treated as loans	31,235	13,347
Common stock issued for expenses paid by founders	-	2,000
Net cash provided by operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock sold for cash	20,000
Net cash provided by financing activities	20,000	-

Net change in cash	20,000	-
Cash, beginning of fiscal year	-	-
Cash, end of fiscal year	$20,000	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

Atlantic Acquisition, Inc.
Notes to Financial Statements
September 30, 2017 and 2016

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2017 and 2016, there were no uncertain tax positions that require accrual.

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

Atlantic Acquisition, Inc.
Notes to Financial Statements
September 30, 2017 and 2016

Note 2 - Significant Accounting Policies (continued)

Fair Value Measurements (continued)

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

The company had no stock-based compensation plans as of September 30, 2017 and 2016.

Share-based expense  for the year ended September 30, 2017 and period ended September 30, 2016 was $0, respectively.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were $20,000 and $0 cash equivalents as of September 30, 2017 and 2016, respectively.

Earnings Per Share Information

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect

Atlantic Acquisition, Inc.
Notes to Financial Statements
September 30, 2017 and 2016

Note 2 - Significant Accounting Policies (continued)

Earnings Per Share Information (continued)

the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has reoccurring net losses, working capital deficit,  minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

Note 3 - Stockholders' Deficit

Common stock

The authorized common stock of the Company consists of 175,000,000 shares with a $0.0001 par value.

On December 29, 2015, the Company's 4 officers and directors, paid $2,000 of expenses in Exchange for 20,000,000 shares of common stock of the Company, each, par value $0.0001 per share.

On September 21, 2017, the Company issued 1,000,000 shares of common stock of the Company at $0.02 per share for cash.  These shares have not been physically issued and are held in escrow.

There were 21,000,000 common shares issued and outstanding as of September 30, 2017 and 20,000,000 issued and outstanding as of September 30, 2016.

Atlantic Acquisition, Inc.
Notes to Financial Statements
September 30, 2017 and 2016

Note 4 - Income Taxes

All tax years are open for examination.

Any net loss carryforward may be subject to the 382 limitation upon a change in control as defined therein.

As of September 30, 2017 and 2016, the net loss carryforward for the Company was $46,582 and $15,347, respectively, of which $15,838 and $5,217, respectively is 34% and a full valuation allowance resulting in a $0 net deferred income tax asset, respectively. Our net loss carryforward will begin to expire in 2037.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended September 30, 2017 or the period of December 29, 2015 (Inception) to September 30, 2016 applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

Note 5 - Related Party Transactions

On December 29, 2015, the Company's 4 officers and directors, paid $2,000 of expenses in exchange for 20,000,000 shares of common stock of the Company, each, par value $0.0001 per share.

During the year September 30, 2017 and period from December 29, 2015 (inception) through September 30, 2016,  three officers and one majority shareholder loaned the Company $31,235 and $13,347, respectively. As of September 30, 2017 and 2016 the Company owed $44,582 and $13,347, respectively.  The loans are unsecured, without interest and payable on demand.

This Company's office is provided rent free by an officer of the corporation and without any lease expiration date.

Note 6 – Subsequent events

Subsequent to September 30, 2017, Officers and Directors of the Company have loaned the Company an additional $7,750 which is payable on demand without interest.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, Benny Doro, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2017.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

Lack of appropriate segregation of duties,

Lack of control procedures that include multiple levels of supervision and review, and

There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material nonstandard transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers

Name	Age	Position	Period of Service(1)

Benny Doro	50	President and Director	Inception – current
Bob Bubeck	60	Secretary and Director	Inception – current
Margret M. McLaughlin	78	Treasurer and Director	Inception – current

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

Benny Doro, President, Director age 50

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

Mr. Bob Bubeck, Secretary Age 60

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

Margret M McLaughlin-Treasurer 78

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

							Change in
						Non- Equity	Pension Value
						Incentive	and Non- Qualified
Name &				Stock	Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Benny Doro	2017	-	-	-	-	-	-	-	-
President and Director	2016	-	-	-	-	-	-	-	-

Bob Bubeck Secretary	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Margret M McLaughlin	2017	-	-	-	-	-	-	-	-
Treasurer	2016	-	-	-	-	-	-	-	-

Miguel Dotres	2017	-	-	-	-	-	-	-	-
Former Vice President and Director	2016	-	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2017.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2017, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name	No. Of Shares	Percentage of class of shares

Miguel Dotres	5,000,000	23.8%
Benny Doro	5,000,000	23.8%
Bob Bubeck	5,000,000	23.8%
Margret M. McLaughlin	5,000,000	23.8%

All officers and directors as a group	15,000,000	70.2%

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on September 30, 2017 (21,000,000).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

 The audit fees charged by Malone Bailey for years ended September 20, 2017 and the period ended September 30, 2016 were $6,000 and $6,000.

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

Atlantic Acquisition, Inc.

By:  /s/ Benny Doro
Benny Doro, President
Date: December 21,  2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Benny Doro	President, Director, Principal Executive Officer	December 21, 2017
Benny Doro

/s/ Margret M. McLaughlin	Treasurer, Director, Principal Accounting Officer, Principal Financial Officer	December 21, 2017
Margret M. McLaughlin