Form 10-Q
period 2017-12-31
ATLANTIC ACQUISITION INC.
filed 2018-02-20
CIK 1675583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

☐	Transition Report under Section 13 or 15(d) of the Exchange Act
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

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
Yes ☒No ☐

As of February 20, 2018, the issuer had 21,000,000 shares of common stock issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS

ATLANTIC ACQUISITION, INC.

UNAUDITED FINANCIAL STATEMENTS
 December 31, 2017

Unaudited Balance Sheets	4
Unaudited Statements of Operations	5
Unaudited Statements of Cash Flows	6
Notes to Unaudited Financial Statements	7-8

Atlatic Acquisition, Inc.
Balance Sheets
(Unaudited)

	December 31, 2017	September 30, 2017

ASSETS

CURRENT ASSETS:
Cash held in escrow	$20,000	$20,000
Total current assets	20,000	20,000

Total assets	$20,000	$20,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,000	$-
Related party loan	52,332	44,582
Total current liabilities	54,332	44,582

Total liabilities	54,332	44,582

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
no shares issued and outstanding as of December 31, 2017
and September 30, 2017	-	-
Common stock, $0.0001 par value; 175,000,000 shares authorized;
21,000,000 shares issued and outstanding as of December 31, 2017
and September 30, 2017	2,100	2,100
Additional paid in capital	19,900	19,900
Accumulated deficit	(56,332)	(46,582)
Total stockholders' deficit	(34,332)	(24,582)

Total liabilities and stockholders' deficit	$20,000	$20,000

See accompanying notes to these unaudited financial statements.

Atlantic Acquisition, Inc.

Statements of Operations
(unaudited)

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016

OPERATING EXPENSES:
General and administrative expenses	$9,750	$-
Total operating expenses	9,750	-

Net loss	$(9,750)	$-

Basic and diluted net loss per common share	$(0.00)	$-

Basic and diluted weighted average common shares outstanding	21,000,000	20,000,000

See accompanying notes to these unaudited financial statements.

Atlantic Acquisition, Inc.

Statements of Cash Flows
(unaudited)

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,750)	$-
Adjustments to reconcile net loss to cash provided by
operating activities:
Expenses paid directly by officers treated as loans	7,750	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	2,000	-
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	20,000	-
Cash, end of period end	$20,000	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to these unaudited financial statements.

Atlantic Acquisition, Inc.
Notes to Unaudited Financial Statements
December 31, 2017

Note 1 - Nature of Business

Atlantic Acquisition, Inc. (the Company) was incorporated under the laws of the State of Nevada on December 29, 2015 with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company.

The Company has elected a fiscal year end of September 30.

Note 2 – Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period December 31, 2017 the company has a net loss and an accumulated deficit. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Note 3 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, these condensed financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. The balance sheet at September 30, 2017, has been derived from the Company's audited financial statements as of that date.

The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company's Annual Report, on Form 10-K for the year ended September 30, 2017, that was filed with the SEC on December 21, 2017. The results of operations for the three months ended December 31, 2017, are not necessarily indicative of the results to be expected for the full year.

Atlantic Acquisition, Inc.
Notes to Unaudited Financial Statements
December 31, 2017

Note 4- Related Party Transactions

During the three months ended December 31, 2017, the Company's officers paid for $7,750 of general and administrative expenses on behalf of the Company.  These payments have been recorded as loans from officers.

As of December 31, 2017, the four officers have loaned the Company $52,332 in total.  The loans are unsecured, without interest and payable on demand.

This Company's office is provided rent free by an officer of the corporation and without any lease expiration date.

Note 5-  Subsequent Events

Subsequent to December 31, 2017, the four officers loaned the Company $3,375.  The loans are unsecured, without interest and payable on demand.

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

Liquidity and Capital Resources

As of December 31, 2017, we had $20,000 in cash held in escrow, total current assets of $20,000 and total current liabilities of $54,332 creating a working capital balance of $(34,332). Current liabilities consisted of $52,332 of related party loan and $2,000 in accounts payable.

As of September 30, 2017, we had $20,000 in cash held in escrow, total current assets of $20,000 and total current liabilities of $44,582 creating a working capital balance of $(24,582). Current liabilities consisted of $44,582 of related party loan.
Net cash used in operating activities was $0 compared to $0 for the three months ended December 31, 2017 and 2016 respectively.

Net cash provided by financing activities was $0 compared to $0 for the three months ended December 31, 2017 and 2016 respectively.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three months ended December 31, 2017 or 2016. Total operating expenses were $9,750 during the three months ended December 31, 2017 and $0 for the three months ended December 31, 2016.  Net loss for the three months ended December 31, 2017 was $9,750 compared to $0 for the same period in 2016 due to increase in professional services provided.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of December 31, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during current quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company's Form 10K for September 30, 2017 which was filed December 12, 2017.

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

Date:  February 20, 2018

Atlantic Acquisition, Inc.
Registrant

By: /s/ Benny Doro
Benny Doro Chief Executive Officer