Form 10-Q
period 2018-03-31
MONSTER PRODUCTS, INC.
filed 2018-05-21
CIK 1675583

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-211681

Monster Products, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	81-1736095
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Gateway Blvd., Suite 900
South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s Phone: (415) 330-3479

Atlantic Acquisition Inc.

15321 NW 60th Ave 51 St. Suite 109

Miami Lakes, FL

(Former Name or Former Address, If Changed Since Last Report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of May 15, 2018, the issuer had 317,150,001 shares of common stock issued and outstanding.

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC ACQUISITION, INC.

UNAUDITED FINANCIAL STATEMENTS

March 31, 2018

Atlantic Acquisition, Inc.

Balance Sheets

(Unaudited)

	March 31, 2018	September 30, 2017

ASSETS

CURRENT ASSETS:
Cash held in escrow	$20,000	$20,000
Total current assets	20,000	20,000

Total assets	$20,000	$20,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,000	$-
Related party loan	57,507	44,582
Total current liabilities	59,507	44,582

Total liabilities	59,507	44,582

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and September 30, 2017	-	-
Common stock, $0.0001 par value; 175,000,000 shares authorized; 21,000,000 shares issued and outstanding as of March 31, 2018 and September 30, 2017	2,100	2,100
Additional paid in capital	19,900	19,900
Accumulated deficit	(61,507)	(46,582)
Total stockholders’ deficit	(39,507)	(24,582)

Total liabilities and stockholders’ deficit	$20,000	$20,000

See accompanying notes to unaudited financial statements.

Atlantic Acquisition, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2018	For the Six Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	For the Six Months Ended March 31, 2017

OPERATING EXPENSES:
General and administrative expenses	$5,175	$14,925	$-	$-
Total operating expenses	5,175	14,925	-	-

Net loss	$(5,175)	$14,925	$-	$-

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$-	$-

Basic and diluted weighted average common shares outstanding	21,000,000	21,000,000	20,000,000	20,000,000

See accompanying notes to unaudited financial statements.

Atlantic Acquisition, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31, 2018	For the Six Months Ended March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,925)	$-
Adjustments to reconcile net loss to cash provided by operating activities:
Expenses paid directly by officers treated as loans	14,925	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	-	-
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	20,000	-
Cash, end of period end	$20,000	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

Atlantic Acquisition, Inc.

Notes to Unaudited Financial Statements

March 31, 2018

Note 1 - Nature of Business

Monster Products, Inc. (formerly known as Atlantic Acquisition, Inc., and referred to herein as the Company) was incorporated under the laws of the State of Nevada on December 29, 2015 with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company.

The Company has elected a fiscal year end of September 30.

Note 2 – Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period March 31, 2018 the company has a net loss and an accumulated deficit. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Note 3 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. The balance sheet at March 31, 2018, has been derived from the Company’s audited financial statements as of that date.

The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report, on Form 10-K for the year ended September 30, 2017, that was filed with the SEC on December 21, 2017. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year.

Note 4 - Related Party Transactions

During the three months ended March 31, 2018, the Company’s officers paid for $5,175 of general and administrative expenses on behalf of the Company. These payments have been recorded as loans from officers.

As of March 31, 2018, the four officers loaned the Company $57,507 in total. The loans are unsecured, without interest and payable on demand.

This Company’s office was provided rent free by an officer of the corporation and without any lease expiration date.

Note 5—Subsequent Events

On February 13, 2018, Monster, Inc., a California corporation, and Monster, LLC, a Nevada limited liability company entered into a share exchange agreement (the “Share Exchange Agreement”), with Atlantic Acquisition Inc., a Nevada corporation (“AA”).

Effective on April 12, 2018 (the “Closing Date”), pursuant to the Share Exchange Agreement, Monster, Inc. and Monster, LLC became two wholly-owned subsidiaries of AA. The acquisition of Monster, Inc. and Monster, LLC was treated as a reverse acquisition, and the business of Monster, Inc. and Monster, LLC became the business of AA. At the time of the Reverse Acquisition, AA was not engaged in any active business. Reference is made to Form 8-K filed on April 16, 2018 (the “Super 8-K”). On the closing for the Share Exchange Agreement, each stockholder and member of Monster, Inc. and Monster, LLC sold and conveyed all of the shares he or she currently owned in Monster, Inc. and Monster, LLC to AA, which interest constituted 100% of all of the issued and outstanding ownership interests in the Monster Entities. In consideration for the acquisition of 100% of the Monster Entities, AA issued 300,000,000 shares of its common stock to the current stockholders of Monster Entities pro rata in the respective amounts set forth in the Share Exchange Agreement and an aggregate of 5,000,000 shares held by AA insiders was cancelled. Prior to the closing of the Share Exchange Agreement, the Company was a shell Company with minimal operations. Monster, Inc. was founded by Mr. Noel Lee in 1978 and is headquartered in South San Francisco, California. Monster Products, Inc. together with approximately ten of its affiliates and subsidiaries created and established the Monster’s brand as end-to-end high-quality audio solutions for consumer and professional use.

On April 12, 2018, AA issued an aggregate of 10,007,981 shares of Series A Convertible Preferred Stock to NL Finance Co, LLC and Noel Lee Living Trust dated November 28, 1998, two noteholders under common control of Mr. Noel Lee in exchange for the conversion of approximately $92,573,824 of the notes owed by Monster, LLC to the two noteholders. Such shares of Series A Convertible Preferred Stock shall not be convertible into the AA’s common stock until twenty-four (24) months after April 12, 2018 (the “Issuance Date”) and when convertible, may be converted to common stock of the Company in the sole discretion of the noteholders at the lower of $4.00 per share (the “Conversion Price”), or (i) the volume weighted average price (“VWAP”) for a period of twenty (20) trading days prior to conversion or (ii) if there is no active trading market for the Company’s Common Stock, then the Fair Market Value (the “FMV”) of the Company’s per share price of common stock.

On May 7, 2018, AA filed a Certificate of Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of the State of Nevada. Pursuant to the Certificate of Amendment, among other things, AA changed its name from Atlantic Acquisition Inc. to Monster Products, Inc. and increased its authorized shares of common stock from 400,000,000 to 800,000,000, par value $0.001 per share. The Certificate of Amendment became effective on May 7, 2018. Reference is made to Form 8-K filed on May 8, 2018.

Below are the pro-forma consolidated financials as of March 31, 2018 as if the acquisition closed as of March 31, 2008:

	Monster Consolidated	Atlantic Acquisition Inc.	Adjustments	Pro-Forma Consolidated	Notes
Assets
Current assets
Cash and cash equivalents	$6,546,443	$20,000		$6,566,443
Restricted cash	501,346			501,346
Accounts receivable, net	29,642,471			29,642,471
Accounts receivable assigned	2,829,539			2,829,539
Inventories, net	10,338,432			10,338,432
Prepaid expenses and other current assets	17,302,869			17,302,869
Total current assets	67,161,100	20,000		67,181,100
Property and equipment, net	1,549,839			1,549,839
Trademarks, net	4,357,466			4,357,466
Related party receivable	1,943,594			1,943,594
Total assets	$75,011,999	$20,000	$-	$75,031,999
Liabilities and Shareholders’/Members’ Deficit
Current liabilities
Accounts payable	$12,319,991	$2,000		$12,321,991
Accrued liabilities	66,661,222		(3,589,084)	63,072,138	(3)
Notes payable to shareholders	70,710,409	52,332	(41,328,409)	29,434,332	(3)
Factoring payable	463,628			463,628
Total current liabilities	150,155,250	54,332	(44,917,493)	105,292,089
Notes payable to shareholders, non-current	47,358,767		(46,969,753)	389,014
Other liabilities	2,399,128		(686,578)	1,712,550
Total liabilities	199,913,145	54,332	(92,573,824)	107,393,653
Commitments and Contingencies (Note 8)
Shareholders’/members’ equity (deficit)
Common stock; no par value	30,470		(30,470)	-	(1)(2)
Common stock; $0.0001 par value		2,100	(2,100)	-	(1)(2)
Common stock; $0.001 par value			317,150	317,150	(1)(2)
Preferred stock; $0.001 par value			10,008	10,008	(3)
Additional paid-in capital	73,609,441	19,900	96,400,610	170,029,951	(1)(2)
Members’ equity	4,121,374		(4,121,374)	-	(1)(2)
Accumulated deficit	(193,326,642)	(56,332)		(193,382,974)
Accumulated other comprehensive loss	(9,335,789)			(9,335,789)
Total shareholders’/members’ deficit	(124,901,146)	(34,332)	92,573,824	(32,361,654)
Total liabilities and shareholders’/members’ deficit	$75,011,999	$20,000	$-	$75,031,999

1)	On February 13, 2017, a Share Exchange Agreement was executed between Atlantic Acquisition, Inc. and Monster Inc. and Monster, LLC under which upon closing of the share exchange transaction, Atlantic Acquisition, Inc. (“AA”) acquired all the equity interest in Monster, Inc. and Monster, LLC and issued 300,000,000 shares of AA’s common stock to the shareholders and members, as applicable, of Monster, Inc. and Monster, LLC.
2)	Effective on April 12, 2018 (the “Closing Date”), pursuant to the Share Exchange Agreement, Monster, Inc. and Monster, LLC became two wholly-owned subsidiaries of AA. The acquisition of Monster, Inc. and Monster, LLC is treated as a reverse acquisition, and the business of Monster, Inc. and Monster, LLC became the business of AA.
3)	On April 12, 2018, the two noteholders under common control of the majority shareholder of Monster, Inc. and Monster, LLC, converted approximately $92,573,824 of the notes owed by Monster, LLC to 10,007,981 shares of Series A Convertible Preferred Stock of AA.

Pro-Forma Consolidated Statement of Comprehensive Loss

Three Months Ended March 31, 2018

	Monster Consolidated	Atlantic Acquisition Inc.	Adjustments	Pro-Forma Consolidated
Net sales	$7,775,992			$7,775,992
Cost of sales	5,310,477			5,310,477
Gross profit	2,465,515	-	-	2,465,515
Selling, general and administrative expenses	20,871,688			20,871,688
Loss from operations	(18,406,173)	-	-	(18,406,173)
Other income (expenses)
Interest expense	(1,372,397)			(1,372,397)
Gain from foreign currency transactions	124,670			124,670
Other, net	30,447			30,447
Loss before income taxes	(19,623,453)	-	-	(19,623,453)
Provision for income taxes	15,551			15,551
Net loss	(19,639,004)	-	-	(19,639,004)
Other comprehensive loss, net of tax
Foreign currency translation and adjustments	(51,413)			(51,413)
Comprehensive loss	$(19,690,417)	$-	$-	$(19,690,417)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management Discussion and Analysis (MD&A) contains “forward-looking statements”, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this MD&A. Except as may be required under applicable securities laws, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this MD&A or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe under “Risk Factors” in this report. Actual results may differ materially from any forward looking statement.

General Business Development

The Company was formed on December 29, 2015 in the State of Nevada.

On February 13, 2018, Monster, Inc., a California corporation, and Monster, LLC, a Nevada limited liability company entered into a share exchange agreement (the “Share Exchange Agreement”), with Atlantic Acquisition Inc., a Nevada corporation (“AA”).

Effective on the Closing Date, pursuant to the Share Exchange Agreement, Monster, Inc. and Monster, LLC became two wholly-owned subsidiaries of AA. The acquisition of Monster, Inc. and Monster, LLC was treated as a reverse acquisition, and the business of Monster, Inc. and Monster, LLC became the business of AA. At the time of the Reverse Acquisition, AA was not engaged in any active business. Reference is made to Form 8-K filed on April 16, 2018 (the “Super 8-K”).

On April 12, 2018, AA issued an aggregate of 10,007,981 shares of Series A Convertible Preferred Stock to NL Finance Co, LLC and Noel Lee Living Trust dated November 28, 1998, two noteholders under common control of Mr. Noel Lee in exchange for the conversion of approximately $92,573,824 of the notes owed by Monster, LLC to the two noteholders. Such shares of Series A Convertible Preferred Stock shall not be convertible into the AA’s common stock until twenty-four (24) months after April 12, 2018 (the “Issuance Date”) and when convertible, may be converted to common stock of the Company in the sole discretion of the noteholders at the lower of $4.00 per share (the “Conversion Price”), or (i) the volume weighted average price (“VWAP”) for a period of twenty (20) trading days prior to conversion or (ii) if there is no active trading market for the Company’s Common Stock, then the Fair Market Value (the “FMV”) of the Company’s per share price of common stock.

On May 7, 2018, AA filed a Certificate of Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of the State of Nevada. Pursuant to the Certificate of Amendment, among other things, AA changed its name from Atlantic Acquisition Inc. to Monster Products, Inc. and increased its authorized shares of common stock from 400,000,000 to 800,000,000, par value $0.001 per share. The Certificate of Amendment became effective on May 7, 2018. Reference is made to Form 8-K filed on May 8, 2018.

Monster, Inc. was founded by Mr. Noel Lee in 1978 and is headquartered in South San Francisco, California. Monster Products, Inc. together with approximately ten of its affiliates and subsidiaries created and established the Monster’s brand as end-to-end high-quality audio solutions for consumer and professional use. Starting at the “electrical outlets,” we deliver surge protectors, high quality cables to carry audio signals, and headphones and speakers to deliver high quality sound featuring Pure Monster Sound Technology. We have a portfolio of over 500 patents and trademarks in the United States and internationally. We offer over 5,000 different products in over 160 countries worldwide. Monster has historically sold the majority of its products through retail distribution with limited online sales.

We currently offer five primary categories of consumer products, which are cables, headphones, speakers, power and other mobile phone accessories and add-ons, such as portable chargers, cables and screen cleaning spray. Monster’s sales of its products grew steadily in the past 25 years and exponentially with the introduction of Beats headphones from 2007 to 2012. In 2012, Monster and Beats terminated their relationship, which dramatically interrupted Monster’s product lines and strategies. After the departure of Beats, the management of Monster indicated that it has expanded its product mix to include several headphone lines, a High-Definition Multimedia Interface (“HDMI”) cable and a home audio service line named “SoundStage.”

Monster’s current business strategy is shifting focus away from simply building its product range to pursuing alternative retail platforms and implementing new marketing campaigns. Over the next five years, Monster’s business strategy is to revitalize relationships with the Company’s existing retail relationships as well as target expansion into new retail venues.

Results of Operations

We did not generate revenues during the three months ended March 31, 2018 or 2017. Total operating expenses were $5,175 during the three months ended March 31, 2018 and $0 for the three months ended March 31, 2017. Net loss for the three months ended March 31, 2018 was $5,175 compared to $0 for the same period in 2017 due to increase in professional services provided.

Liquidity and Capital Resources

As of March 31, 2018, we had $20,000 in cash held in escrow, total current assets of $20,000 and total current liabilities of $59,507 creating a working capital balance of $(39,507). Current liabilities consisted of $57,507 of related party loan and $2,000 in accounts payable.

As of September 30, 2017, we had $20,000 in cash held in escrow, total current assets of $20,000 and total current liabilities of $44,582 creating a working capital balance of $(24,582). Current liabilities consisted of $44,582 of related party loan.

Net cash used in operating activities was $0 compared to $0 for the three months ended March 31, 2018 and 2017, respectively.

Net cash provided by financing activities was $0 compared to $0 for the three months ended March 31, 2018 and 2017, respectively.

Going Concern

The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. This may lessen the possibility of finding a suitable acquisition or merger candidate as such loss would be inherited on their financial statements. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination. Our auditor has issued an opinion that raises substantial doubt about our ability to continue as a going concern in our September 30, 2017 audit. The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, “CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES” (“FRR 60”), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2018.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended March 31, 2018, AA was not involved in any litigation that could have a material adverse effect on the Company’s financial condition or results of operations. There was no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of AA, threatened against or affecting AA, in which an adverse decision could have a material adverse effect.

Monster Products and its subsidiaries are not involved in any other proceedings except as listed below:

1.	HDMI Class Action

Benjamin A. Perez, on his own behalf and on behalf of all others similarly situated, v. Monster, Inc., Best Buy Stores, LP and BestBuy.com, LLC, United States District Court, Northern District of California, filed on August 25, 2015. Perez is a false advertising case that challenges statement made on the packaging of certain Monster HDMI cables. Among other things, Perez alleged the cause of action in violation of the Magnuson Moss Warranty Act, breach of express warranty and implied warranty of merchantability. This case is presently stayed pending settlement of Joseph v. Monster, Inc., et al. as discussed below.

Amy Joseph and Robert O’Brien, individually and on behalf of all others similarly situated, v. Monster, Inc., Best Buy Stores, L.P. and BestBuy.com, LLC, Circuit Court of Cook County, Illinois, County Department, Chancery Division, filed on September 22, 2015. This case challenges the same labeling representations challenged in Perez. Plaintiffs alleged causes of actions, among other claims, violation of the Illinois Consumer Fraud and Deceptive trade Practices Act and breach of express warranty and implied warranty of merchantability. On June 30, 2016, Monster, Inc. agreed to settle the Joseph case on a class basis. Plaintiff in the Perez matter intervened in this litigation and objected to the settlement which delayed the preliminary approval hearing that was scheduled on March 6, 2017. The Circuit Court of Cook County certified a settlement class and a ruling on preliminary approval was set for March 9, 2018. The Perez action was stayed pending final approval of the Joseph action.

During the intervention proceedings, Monster and its counsel believed that the objector, Perez, did not own one of the HDMI cables at issue and made various misrepresentations to the Court in support of intervention. Monster, Best Buy, and Plaintiffs filed motions for sanctions against Perez and his counsel, seeking to recover their costs and fees incurred in connection with Perez’s intervention. Perez and his counsel denied that they made any false statements, and the Court was therefore required to hold a two-day evidentiary hearing on the motions for sanctions. A ruling on the motions for sanctions is pending. Perez recently filed a retaliatory motion for sanctions against Monster, Best Buy and their counsel. Monster’s counsel believes that this motion lacks any merit whatsoever.

The management of Monster is seeking to settle the Joseph case and move for sanctions against Perez.

2.	Designer’s Management Agency, Inc. v. Monster, Inc., San Mateo Superior Court, filed on July 18, 2017

Designer’s Management Agency, Inc. filed this lawsuit seeking $76,591.57 alleging that it provided Monster, Inc. with creative services related to a presentation for Best Buy, and that such amount remained unpaid. On December 19, 2017, this lawsuit was settled and later dismissed on January 4, 2018.

3.	Monster, LLC v. Freebit

Monster, LLC and Freebit AS (“Freebit”) entered into a Licence Agreement dated October 5, 2010, pursuant to which Freebit licensed certain technology to Monster for Monster to adopt in its headphone products. Such License Agreement provided an indemnity in respect of any potential infringement claims brought against Monster relating to such licensed technology.

On February 26, 2014, the Bose Corporation filed a complaint against Monster, LLC with the United States International Trade Commission, alleging that Monster was selling headphones in the United States, which infringed Bose’s patent US8311253 B2, that was related to the technology that Monster licensed from Freebit. Bose and Monster settled the case before the International Trade Commission in October 2014.

After the settlement with Bose, Monster sought to enforce its indemnity right against Freebit, in respect of the approximately $2.5 million U.S. dollars incurred in the Bose case. Freebit deny that the indemnity would cover this situation and have, accordingly, refused to indemnify Monster in this regard. As a result, Monster alleged that Freebit breached the License Agreement. Freebit counterclaimed that Monster also breached the License Agreement for Monster’s failure to pay certain licensing fees provided under the Licensing Agreement.

On October 13, 2015, Monster and Freebit had a mediation which did not solve the dispute. Currently, Monster Management is seeking other practical solutions to solve the dispute with Freebit regarding the indemnity.

4.	Caesars Entertainment Operating Company, Inc., et al. v. Monster, Inc. and Monster, LLC, Nevada District Court for Clark County

Caesars Entertainment Operating Company, Inc. and certain its affiliate (collectively “Caesars”) commenced litigation against Monster concerning that certain Sponsorship and Advertising Agreement dated January 1, 2014 pursuant to which Caesars agreed to provide Monster with branding, signage and retail sales (the “Nevada Litigation”). Monster filed counterclaims for the amount due under such Agreement and sought for a temporary restraining order (the “TRO”) to prevent removal of Monster signs and negative impacts on Monster. The TRO was granted on the condition that Monster paid the monies owed as of the date of the TRO. A few days after the grant of the TRO, Caesars filed for bankruptcy on January 15, 2015 and the Nevada Litigation was stayed thereby. Monster’s counterclaims in the Nevada Lititgation provided a basis for Mosnter’s claims against Caesars in its bankruptcy cases (the “Bankruptcy Claims”). Monster is seeking recovery of $1,207,500 that it paid pursuant to the Court order to obtain the TRO. The Bankruptcy Claims remain pending as do Caesars’ claims in the Nevada Litigation. The stipulated stay due to Caesars’ bankruptcy expired at the end of March 2018. Monster and Caesars are awaiting an order from the bankruptcy court to proceed with the Nevada Lititgation. Monster and Caesars remain open to the possibility of settlement.

5.	Monster, Noel Lee v. Beats Electronics, HTC America Holding and Paul Wachter (trial court No. BC595235; Appellate No. B288598)

On January 6, 2015, Monster, LLC (“Monster”) and Noel Lee (collectively, “Plaintiffs”) brought an action in San Mateo County Superior Court, Case No. CIV531991, against five defendants: (1) Beats Electronics, LLC (“Beats”); (2) Andre Young a/k/a “Dr. Dre”; (3) Jimmy Iovine; (4) Paul D. Wachter; and (5) HTC America Holding, Inc. (collectively, “Defendants”). The case was later transferred to the Los Angeles Superior Court. In that action, Plaintiffs allege that Defendants engaged in deliberate and conspiratorial acts and corporate betrayal intended to erase Plaintiffs from the “Beats By Dr. Dre” product line, which resulted in substantial monetary and reputational damage to Plaintiffs.

Defendant Beats filed a Cross-Complaint against Plaintiffs, contending that by filing the action, Plaintiffs breached certain release provisions set forth in a Termination Agreement and a related Repurchase Agreement. By its Cross-Complaint, Beats seeks to recover, as damages, the attorneys’ fees and costs it incurred in the action, not only on behalf of itself, but also on behalf of Messrs. Dre, Iovine and Wachter and non-party Apple, Inc. Beats claiming damages in excess of $11,000,000. On August 29, 2016, the Court granted the Motions for Summary Judgment in favor of Beats, Wachter and HTC on the Complaint filed by Plaintiffs.

In subsequent proceedings to determine the amount of the judgment for Beats and against Monster, Beats was awarded attorney’s fees as damages in the amount of $11,578,265.50, Wachter was awarded $3,118,492 and HTC was awarded $1,684,886. On March 6, 2018, Monster filed notices of appeal from the judgments entered in favor of Beats, HTC and Wachter, and those appeals are now pending. The required cash bond in the amount of $17, 524,418. 55 was deposited on March 13, 2018 with the California Superior Court, ensuring that Beats cannot enforce the judgment during the pendency of these appeals (appeals which are soon to be consolidated by agreement of the parties). The appeals have been consolidated by the court.

6.	Beats Electronics vs. Monster (Case No. BC675937)

On September 15, 2017, Beats Electronics, LLC and Beats Electronics International f/k/a Beats Electronics International Limited (together, “Beats”) filed a suit against Monster, LLC, Monster, Inc., Monster Technology International Limited and Monster Cable International Limited (collectively, “Monster”), alleging a single claim for breach of contract. The claim relates to a distribution agreement (the “Agreement”) among the parties, pursuant to which Monster was entitled to purchase certain Beats products and distribute them in designated geographical regions. After the Agreement was terminated, and pursuant to its terms, PriceWaterhouseCoopers (“PWC”) conducted an audit to determine what amounts, if any, were owed by Monster to Beats. PWC concluded that Monster owed Beats $71,220,915, 20,065,036 Euros and 716,107 Canadian. Monster cross-claimed against Beats under four agreements: (1) the distribution agreement; (2) the termination agreement; (3) the royalty agreement; and (4) the sales representative agreement. Monster alleges that PWC’s audit improperly excluded amounts Beats owed Monster under the termination agreement, as it was the parties’ practice to offset any amounts owed under one agreement against the other; PWC’s original audit included these offsets, but its final report excluded them after Beats protested. In total, Monster is claiming $128 million in damages under these four agreements.

A hearing was set for March 20, 2018 on Beats’ demurrer to the first amended cross-complaint. The Court, after hearing the argument and reviewing the supplemental papers filed, ruled in favor of Monster, denying Beat’s motion to dismiss and, in effect, preserving Monster’s legal claims to those funds for inventory buy-back and dealer costs .

7.	Andry Specialty Vehicles vs. Monster (Case No. BC685758)

A complaint was filed on December 4, 2017, by Plaintiff Andry Specialty Vehicles, alleging that Monster owed Plaintiff for services rendered in the amount of $379,449.87. Monster filed an answer, denying all liability, and a cross claim against Plaintiff for conversion and replevin (return of Monster’s personal property wrongfully retained by Plaintiff).

Plaintiff’s response to Monster’s Cross-Complaint was due on March 20, 2018, and the Case Management Conference was scheduled for March 23, 2018.

8.	John DeTemple vs. Monster, Noel Lee (Case No. BC684382)

Plaintiff John DeTemple filed an action in November 2017 for alleged breach of contract claiming that Defendants pay Plaintiff for advertising and promotional services, with no specific amount of damage being alleged. A Demurrer on behalf of Monster was filed on February 6, 2018, asserting that the complaint is defective for its failure to include the material terms of the parties’ alleged contract. The Plaintiff’s opposition to the Demurrer is due on April 10, 2018, the hearing date is April 23, 2018, and the Case Management Conference with the Court is set for April 2, 2018.

9.	AIT Worldwide Logistics vs. Monster (Case No. 18-civ-00541)

Plaintiff AIT Worldwide Logistics filed a complaint against Monster in the San Mateo Superior Court on February 1, 2018, alleging breach of contract and unjust enrichment for alleged failure to pay Plaintiff for transportation services (trucking) in the amount of $463,312.95. Monster filed a Demurrer (motion to dismiss) on March 7, 2018, asserting that Plaintiff’s complaint was legally defective for failure to allege the material terms of the parties’ agreement. Plaintiff’s Opposition to this Demurrer was due on March 22, 2018, and Monster’s Reply to that Demurrer was due on March 28, 2018. The parties’ Case Management Conference with the Court is scheduled for May 31, 2018 .

10.	Daniel Paine vs. Zenon Chan, et al.

Plaintiff Daniel Paine filed a lawsuit to recover damages for personal injuries that allegedly incurred in an automobile accident on May 12, 2017. Mr. Paine’s vehicle was struck by a vehicle driven by co-defendant Zenon Chan while Mr. Chan was participating in an event allegedly hosted by Monster, Inc. The parties have exchanged written discovery, subpoenaed records, and have conducted the depositions of Zenon Chan and Daniel Paine. The trial is presently scheduled for June 11, 2018, but will be continued to October 29, 2018 based upon the stipulation of the parties.

The management of Monster believes that Mr. Chan’s insurer is responsible to defend and indemnify Monster, Inc. for any injuries caused by Mr. Chan. Monster, Inc. is contesting the matter and has tendered the defense and indemnity to Zenon Chan’s liability insurance carrier.

11.	Brooklyn Events Center, LLC, et al. v. Monster, Inc.

On or about April 10, 2018, Brooklyn Events Center, LLC and Brooklyn Nets, LLC, filed a compliant against Monster, Inc. in the United States District Court, Southern District of New York in connection with a sponsorship agreement dated March 13, 2017. The complaint alleges claims for breach of contract, trademark infringement, unfair competition, and false designation of origin against Monster, Inc. This lawsuit is currently in the pleading stages of litigation and, as a result, it is difficult to estimate the likelihood of an adverse award of damages. Monster, Inc. intends to vigorously defend this matter.

12.	Plastoform Industries Ltd. v. Monster, LLC & Monster, Inc.

On or about May 11, 2018, Plastoform Industries Ltd. filed a complaint against Monster, LLC and Monster, Inc. in the United States District Court, Northern District of California relating to an alleged master manufacturing and supply agreement. The complaint alleges, among other things, a claim for breach of contract against Monster, LLC and Monster, Inc. This lawsuit is currently in the pleading stages of litigation and, as a result, it is difficult to estimate the likelihood of an adverse award of damages. Monster, LLC and Monster, Inc. intend to vigorously defend this matter.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and therefore not required to provide information by this Item of Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2018

Monster Products Inc.
Registrant

By:	/s/ Noel Lee
Noel Lee
Chief Executive Officer

