Form 10-Q
period 2018-06-30
MONSTER PRODUCTS, INC.
filed 2018-11-19
CIK 1675583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to __________

Commission File Number: 333-211681

Monster Products, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	81-1736095
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Gateway Blvd., Suite 900
South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s Phone: (415) 330-3479

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of August 31, 2018, the issuer had 317,150,001 shares of common stock issued and outstanding.

Monster Products, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Monster Products, Inc.

Condensed Consolidated Balance Sheets

	June 30,	September 30,
(in thousands, except share and per share data)	2018	2017
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,893	$5,386
Restricted cash	502	501
Accounts receivable, net	31,951	31,729
Accounts receivable assigned	1,050	3,554
Factoring receivable	-	149
Inventories, net	10,142	8,683
Prepaid expenses and other current assets	14,427	3,501
Total current assets	60,965	53,503
Property and equipment, net	1,389	1,883
Trademarks, net	4,250	4,531
Related party receivable	1,944	2,005
Other assets	2,827	3,515
Total assets	$71,375	$65,437

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$8,254	$13,221
Accrued liabilities	65,790	70,220
Notes payable to shareholders	29,382	58,465
Factoring payable	629	-
Total current liabilities	104,055	141,906
Notes payable to shareholders, non-current	4,641	21,044
Other liabilities	1,587	2,878
Total liabilities	110,283	165,828
Commitments and contingencies (Note 8)
Shareholders’ deficit
Preferred stock and additional paid-in capital, $0.001 par value, 25,000,000 shares authorized; 10,007,981 shares issued and outstanding at June 30, 2018	92,574	-
Common stock and additional paid-in capital, $0.001 par value, 800,000,000 shares authorized; 317,150,001 shares issued and outstanding at June 30, 2018; 725,374,971 shares authorized; 303,054,554 shares issued and outstanding at September 30, 2017	77,761	77,764
Accumulated deficit	(200,285)	(169,017)
Accumulated other comprehensive loss	(8,958)	(9,138)
Total shareholders’ deficit	(38,908)	(100,391)
Total liabilities and shareholders’ deficit	$71,375	$65,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monster Products, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	(Unaudited)		(Unaudited)
(in thousands, except per share data)	2018	2017	2018	2017

Net sales	$9,159	$13,133	$34,873	$60,137
Cost of sales	7,653	9,721	22,810	35,569
Gross profit	1,506	3,412	12,063	24,568
Selling, general and administrative expenses	7,159	10,558	39,482	34,523
Loss from operations	(5,653)	(7,146)	(27,419)	(9,955)
Other income (expenses)
Interest expense	(465)	(667)	(2,783)	(2,328)
Gain/(loss) from foreign currency transactions	(880)	503	(699)	279
Other, net	57	40	(277)	(75)
Loss before income taxes	(6,941)	(7,270)	(31,178)	(12,079)
Income tax expense	17	28	90	151
Net loss	$(6,958)	$(7,298)	$(31,268)	$(12,230)

Net loss per share:
Basic	$(0.02)	$(0.02)	$(0.10)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.10)	$(0.04)

Shares used to compute net loss per share:
Basic	314,888	307,485	306,272	307,843
Diluted	314,888	307,485	306,272	307,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monster Products, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	(Unaudited)
(in thousands)	2018	2017

Cash flows from operating activities
Net loss	$(31,268)	$(12,230)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	987	956
Loss (gain) on sale of property and equipment	(60)	(14)
Accounts receivable allowances and reserves	(11,427)	(10,695)
Cumulative translation adjustment	273	(466)
Deferred rent obligations	-	(364)
Changes in operating assets and liabilities
Accounts receivable	13,709	11,833
Inventories	(1,459)	13,320
Prepaid expenses and other assets	(10,238)	(1,215)
Accounts payable	(4,967)	(1,326)
Accrued liabilities	(1,442)	(6,903)
Net cash used in operating activities	(45,892)	(7,104)

Cash flows from investing activities
Acquisition of property and equipment, net	(210)	(742)
Proceeds from sale of property and equipment	60	40
Acquisition of trademarks, net	(2)	28
Change in restricted cash	(1)	208
Net cash used in investing activities	(92)	(423)

Cash flows from financing activities
Repurchases of common stock	(3)	(3)
Borrowings under accounts receivable factoring arrangement	9,068	18,487
Borrowings under notes payable to shareholders	58,955	6,236
Repayments on accounts receivable factoring arrangement	(8,290)	(23,190)
Repayments on notes payable to shareholders	(16,146)	(1,316)
Net cash provided by financing activities	43,584	214
Effect of exchange rate changes on cash and cash equivalents	(93)	(18)
Net decrease in cash and cash equivalents	(2,493)	(7,331)

Cash and cash equivalents
Beginning of period	5,386	13,007
End of period	$2,893	$5,676

Supplemental disclosure of non-cash financing activities
Conversion of shareholder’s notes payable to preferred stock	92,574	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monster Products, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Basis of Presentation

Nature of Business

On February 7, 2018, Monster, Inc., a California corporation, and Monster, LLC, a Nevada limited liability company entered into a share exchange agreement (the “Share Exchange Agreement”), with Atlantic Acquisition Inc., a Nevada corporation (“AA”). Reference is made to Item 1.01 of a Current Report on Form 8-K for a description of the Share Exchange Agreement filed by AA with the Securities and Exchange Commission (the “SEC”) on February 15, 2018 and a related acquisition transaction (the “Reverse Acquisition”).

Effective on April 12, 2018 (the “Closing Date”), pursuant to the Share Exchange Agreement, Monster, Inc. and Monster, LLC became two wholly-owned subsidiaries of AA. The acquisition of Monster, Inc. and Monster, LLC is treated as a reverse acquisition, and the business of Monster, Inc. and Monster, LLC became the business of AA. At the time of the Reverse Acquisition, AA was not engaged in any active business. Reference is made to the amended Form 8-K filed on July 18, 2018 (the “Super 8-K”).

Also on the Closing Date, AA issued an aggregate of 10,007,981 shares of Series A Convertible Preferred Stock to two noteholders under common control of the majority shareholder of the Company in exchange for the conversion of approximately $92,573,824 of the notes owed by Monster, LLC to the two noteholders. In addition, AA, pursuant to anti-dilutive provisions in the Share Exchange Agreement, issued an aggregate of 1,150,001 additional shares of common stock to original AA shareholders.

On April 30, 2018, AA filed a Certificate of Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of the State of Nevada. Pursuant to the Certificate of Amendment, among other things, AA changed its name from Atlantic Acquisition Inc. to Monster Products, Inc. and increased its authorized shares of common stock from 400,000,000 to 800,000,000, par value $0.001 per share. The Certificate of Amendment became effective on May 7, 2018. Reference is made to the Form 8-K filed on May 8, 2018.

Monster, Inc. and subsidiaries and Monster, LLC and subsidiaries (collectively, the “Company”) manufacture and distribute a variety of headphones and speakers; audio, video, and computer cables; connectors; power products, including surge protectors and power conditioners for computer, audio and video systems; and other consumer electronics accessories for home and commercial use. The Company sells products throughout the world, and has operations based in North America, Asia and Europe. Monster, Inc. (“INC”) is a California Subchapter S Corporation. Monster, LLC (“LLC”) is a Nevada limited liability company.

The LLC is governed by an amended and restated operating agreement (the “Operating Agreement”) between INC, several members and the managing member which sets forth the voting interests and income allocation mechanisms. The Operating Agreement names the majority member as the sole manager, who is also the majority shareholder for INC. According to the Operating Agreement, LLC’s income is allocated; first, in proportion to and to the extent of prior losses; second, to INC to the extent of its preferred returns; and the balance, in proportion to the members’ percentage interests. The LLC’s losses are allocated; first, in proportion and to the extent of, the income allocated to members to the extent and not previously reversed; second, to the members in proportion to, and to the extent of, their respective positive capital account balances remaining after any allocations under first; and the balance, to the members based on their percentage interests.

Monster Products, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Monster Products, Inc. (the “Company” or “Monster”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, including normal recurring accruals, considered necessary for a fair presentation of the Company’s financial statements, but are not necessarily indicative of the results that may be expected for the year ending September 30, 2018, or any future period.

The information included in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the Super 8-K.

The preparation of the financial statements and related disclosures in accordance with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

Presentation of Condensed Consolidated Financial Statements Post Reverse Acquisition

Pursuant to ASC 805-40-45-1 and 45-2, condensed consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those condensed consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The condensed consolidated financial statements reflect all of the following: (a) The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts; (b) the assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 “business combinations”; (c) the retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination; (d) the amount recognized as issued equity interests in the condensed consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this topic applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination.

Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition pre-combination carrying amounts of retained earnings and other equity interests as discussed in ASC 805-40-25-2 and 805-40-30-3.

Monster Products, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to ASC 805-40-45-4 and 45-5, in calculating the weighted-average number of common shares outstanding (the denominator of the earnings-per-share (“EPS”) calculation) during the period in which the reverse acquisition occurs: (a) The number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement; and (b) the number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period. The basic EPS for each comparative period before the acquisition date presented in the condensed consolidated financial statements following a reverse acquisition shall be calculated by dividing (a) by (b): (a) The income of the legal acquiree attributable to common shareholders in each of those periods; and (b) the legal acquiree’s historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

As a result of the controlling financial interest of the former stockholders, for financial statement reporting purposes, the asset acquisition has been treated as a reverse acquisition under the acquisition method of accounting in accordance with ASC 805-10-55 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The reverse acquisition is deemed a capital transaction and the net assets are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of which are recorded at their historical cost. The equity of the Company is the historical equity.

Going Concern Statement

Monster continues to incur operating losses. At June 30, 2018 and September 30, 2017, the Company held $2.9 million and $5.4 million in cash and cash equivalents, respectively. Monster had negative working capital as of June 30, 2018 and September 30, 2017 of $43.1 million and $88.4 million, respectively. Management has taken several major initiatives to address the operating losses over the past five years as operating losses for Monster, Inc. and Monster, LLC were reduced from $64.6 million in 2013 to $22.5 million and $24.2 million for years ended 2017 and 2016. Management has taken several actions since 2015 including but not limited to, headcount reductions across all functional areas, negotiating with customers to lower returns and incentives under dealer programs, reducing marketing spend and branding partnerships to refocus on digital and social marketing, outsourcing distribution to a 3PL solution, closing down its manufacturing facility in Tijuana, Mexico, and eliminating unprofitable products and streamlining the product portfolio by reducing SKU count.

Management is continuing several initiatives, including driving sales, new product launches, and additional cost reductions and finding ways to streamline business processes and reassess the business structure. The Company is working on several possibilities of equity source funding with strategic partners and possibly an initial public offering of stock. Management’s plan is to continue reducing operating losses and attempt to achieve breakeven financial results during 2019 or soon thereafter.

2.	Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies, compared to the accounting policies described in Note 2, Significant Accounting Policies, in Notes to Financial Statements in Item 9.01 of the Super 8-K.

Monster Products, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which such company expects to be entitled in exchange for those goods or services. For the Company, the new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is in the process of reviewing customer contracts to determine the impact of adopting the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.” The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For the Company, the new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

In January 2017, the FASB issued ASU No. 2017-01,”Business Combinations (Topic 805) - Clarifying the Definition of a Business”, to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. The guidance is generally expected to result in fewer transactions qualifying as business combinations. For the Company, the new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect that the adoption of the new standard will have a material impact to our financial statements.

3.	Accounts Receivable

Accounts receivable consist of the following:

	June 30,	September 30,
(in thousands)	2018	2017

Trade accounts receivable	$39,077	$52,786
Less:
Accounts receivable assigned	(1,050)	(3,554)
Allowance for doubtful accounts	(70)	(7,062)
Reserve for promotional costs	(1,575)	(2,430)
Reserve for discounts, returns, rebates and adjustments	(4,431)	(8,011)
	$31,951	$31,729

Monster Products, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	Inventories

Inventories consist of the following:

	June 30,	September 30,
(in thousands)	2018	2017

Finished goods	$18,319	$16,863
Raw materials	573	1,018
	18,892	17,881
Less: Reserves for excess and obsolete inventory	(8,750)	(9,198)
	$10,142	$8,683

5.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	September 30,
(in thousands)	2018	2017

Accrued payable for vendor agreement	$44,087	$48,037
Accrued interest payable - shareholders	7,958	8,661
Inventory/services received but not invoiced	8,812	5,914
Accrued compensation and benefits	1,291	2,015
Accrued inventory in transit	169	178
Accrued royalties payable	958	1,104
Accrued product warranty costs	895	906
Other	1,620	3,405
	$65,790	$70,220

6.	Accounts Receivable Factoring

In December 2015, the Company entered into an accounts receivable factoring agreement (the “Factoring Agreement”) with a third-party financial institution (the “Factor”). The Factoring Agreement allows for up to $20 million in advances, which are collateralized by assigned eligible accounts receivable and are subject to funds usage, discount, and other fees, as well as service charges. The Factoring Agreement has a scheduled term of one year and is subject to automatic annual extension unless written notice of intention to terminate is obtained from the Company prior to the anniversary of the Agreement. The current Factoring Agreement has been extended through December 2018. The Company has continuing involvement with the assigned accounts receivable as it services the receivables and is required to repurchase any assigned accounts receivable that have been deemed uncollectible, that are in dispute, meet other criteria pursuant to the Factoring Agreement, or upon the occurrence of an event of default, as defined in the Factoring Agreement. At June 30, 2018 assigned accounts receivable amounted to $1.0 million. At September 30, 2017, assigned accounts receivable amounted to $3.6 million. Assigned accounts receivable amounts have been included in accounts receivable assigned in the condensed consolidated balance sheets. Outstanding fees and advances owed to the Factor at June 30, 2018 amounted to $0.6 million. There were no outstanding fees and advances owed to the Factor at September 30, 2017. Outstanding fees and advances owed to the Factor have been included in factoring payable in the condensed consolidated balance sheets. Fees and charges under the Factoring Agreement were $27.0 thousand and $129.2 thousand for the three and nine months ended June 30, 2018, respectively; fees and charges were $75.7 thousand and $411.5 thousand for the three and nine months ended June 30, 2017, respectively. The fees and charges under the Factoring Agreement have been included in interest expense in the condensed consolidated statements of operations.

Monster Products, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	Related Party Transactions

Related Party Receivable

At June 30, 2018 and September 30, 2017, the Company had a loan receivable in the amount of $1.9 million and $2.0 million, respectively, from a relative of the majority shareholder. This loan does not bear interest or have a maturity date.

Related Party Notes Payable

At June 30, 2018, the Company had collateralized notes payable to shareholders totaling $34.0 million. At June 30, 2018, accrued interest on these notes amounted to $8.0 million, of which $8.0 million was included in accrued liabilities and $81.0 thousand was included in other liabilities. At September 30, 2017, the Company had collateralized notes payable to shareholders totaling $79.5 million. At September 30, 2017, accrued interest on these notes amounted to $9.8 million, of which $8.7 million was included in accrued liabilities and $1.1 million was included in other liabilities. These notes payable bear interest at rates of 4.00% to 6.00% per annum, and mature between April 1, 2020 and May 1, 2020. Interest expense under notes payable to shareholders was $.4 million and $2.6 million for the three and nine months ended June 30, 2018 respectively; interest expense was $.5 million and $1.8 million for the three and nine months ended June 30, 2017 respectively. Interest expense under notes payable to shareholders have been included in interest expense in the condensed consolidated statements of operations.

On April 12, 2018, AA issued an aggregate of 10,007,981 shares of Series A Convertible Preferred Stock to two noteholders under common control of the majority shareholder of the Company in exchange for the conversion of approximately $92,573,824 of the notes owed by Monster, LLC to the two noteholders.

At June 30, 2018, notes to the majority shareholder totaling $37.3 million including interest had matured. The company is in the process of extending the maturity dates of these notes to February 2020.

8.	Commitments and Contingencies

Commitments

There have been no material changes to the Company’s commitments compared to the commitments described in Note 12, Commitments and Contingencies, in Notes to Financial Statements in Item 9.01 of the Super 8-K.

Contingencies

There have been no material changes to the Company’s contingencies compared to the contingencies described in Note 12, Commitments and Contingencies, in Notes to Financial Statements in Item 9.01 of the Super 8-K.

9.	Subsequent Events

No subsequent events to report.

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

General Business Development

On February 7, 2018, Monster, Inc., a California corporation, and Monster, LLC, a Nevada limited liability company entered into a share exchange agreement (the “Share Exchange Agreement”), with Atlantic Acquisition Inc., a Nevada corporation (“AA”).

Effective on the Closing Date, pursuant to the Share Exchange Agreement, Monster, Inc. and Monster, LLC became two wholly-owned subsidiaries of AA. The acquisition of Monster, Inc. and Monster, LLC was treated as a reverse acquisition, and the business of Monster, Inc. and Monster, LLC became the business of AA. At the time of the Reverse Acquisition, AA was not engaged in any active business. Reference is made to the amended Form 8-K filed on July 18, 2018 (the “Super 8-K”).

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

On April 30, 2018, AA filed a Certificate of Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of the State of Nevada. Pursuant to the Certificate of Amendment, among other things, AA changed its name from Atlantic Acquisition Inc. to Monster Products, Inc. and increased its authorized shares of common stock from 400,000,000 to 800,000,000, par value $0.001 per share. The Certificate of Amendment became effective on May 7, 2018. Reference is made to the Form 8-K filed on May 8, 2018.

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

Basis of Presentation

Our net sales are derived primarily from the sale of headphones, audio/video cables, surge protectors and audio accessories under the Monster brand name. Amounts billed to retailers for shipping and handling are included in net sales. Sales are reported net of estimated product returns and pricing adjustments. The domestic segment primarily consists of Monster product sales to customers in the United States. The international segment primarily includes product sales to customers outside the United States.

Gross profit is influenced by cost of goods sold, which consists primarily of product costs, packaging, freight, duties and warehousing. We are experiencing higher product costs due to increasing material, freight and other costs of product. If we are unable to pass along these costs to our retailers and distributors or shift our sales mix to higher margin products, our gross profit as a percentage of net sales, or gross margin, may decrease.

Our selling, general and administrative expenses include selling, marketing and advertising expenses, wages, related payroll and employee benefit expenses, distribution, commissions to outside sales representatives, legal and professional fees, travel expenses, utilities, other facility related costs, such as rent and depreciation, amortization of intangible assets and consulting expenses. The primary components of our marketing and advertising expenses include in-store advertising and maintenance of in-store assets, brand building fixtures, content creation, sponsorship of trade shows and events, promotional products and sponsorships for athletes, musicians and artists.

Results of Operations

The following table sets forth selected items in our statements of operations in dollars (in thousands) and as a percentage of net sales for the periods presented:

	Three months ended June 30,
	2018		2017
Net sales	$9,159	100.0%	$13,133	100.0%
Cost of goods sold	7,653	83.6%	9,721	74.0%
Gross profit	1,506	16.4%	3,412	26.0%
Selling, general and administrative expenses	7,159	78.2%	10,558	80.4%
Loss from operations	(5,653)	(61.7)%	(7,146)	(54.4)%
Gain (loss) from foreign currency transactions	(880)	-9.6%	503	3.8%
Other income	57	0. 6%	40	0.3%
Interest expense	(465)	(5.1)%	(667)	(5.1)%
Loss before income taxes	(6,941)	(75.8)%	(7,270)	(55.4)%
Income taxes	17	0.2%	28	0. 2%
Net Income (loss)	$(6,958)	(76.0)%	$(7,298)	(55.6)%

	Nine Months ended June 30,
	2018		2017
Net sales	$34,873	100.0%	$60,137	100.0%
Cost of goods sold	22,810	65.4%	35,569	59.1%
Gross profit	12,063	34.6%	24,568	40.9%
Selling, general and administrative expenses	39,482	113.2%	34,523	57.4%
Loss from operations	(27,419)	(78.6)%	(9,955)	(16.5)%
Gain (loss) from foreign currency transactions	(699)	-2.0%	279	0.5%
Other expense	(277)	-0. 8%	(75)	-0.1%
Interest expense	(2,783)	(8.0)%	(2,328)	(3.8)%
Loss before income taxes	(31,178)	(89.4)%	(12,079)	(20.1)%
Income taxes	90	0. 3%	151	0. 2%
Net Loss	$(31,268)	(89.7)%	$(12,230)	(20.3)%

Net Sales

The following table reflects our net sales for the three months ended June 30, 2018 and 2017 (in thousands):

	Three months Ended June 30,
	2018	2017	$ Change	% Change
Net sales
Domestic	$3,690	$6,930	$(3,240)	(46.7)%
International	5,469	6,203	(734)	(11.8)%
Total net sales	$9,159	$13,133	$(3,974)	(30.3)%

Total net sales decreased (30.3) % for the three months ended June 30, 2018 versus the three months ended June 30, 2017, with decreased sales in both Domestic and International segments. Domestic and International net sales decreased primarily due to the impact of competition on product sales volume across the product categories and disruption in supply chain causing inability to fulfill some orders which affected sales. The decrease in volume was partially offset by price increases this quarter as well as by lower dilutions particularly in returns.

The following are components of change in net sales for the three months ended June 30, 2018 compared to the three months ended June 30, 2017:

2018 vs. 2017
Volume	(56.5)%
Price	12.8%
Dilutions	13.4%
(30.3)%

Net Sales

The following table reflects our net sales for the nine months ended June 30, 2018 and 2017 (in thousands):

	Ended June 30,
	2018	2017	$ Change	% Change
Net sales
Domestic	$17,005	$31,745	$(14,740)	(46.4)%
International	17,868	28,392	(10,524)	(37.1)%
Total net sales	$34,873	$60,137	$(25,264)	(42.0)%

Total net sales decreased (42.0) % for the nine months ended June 30, 2018 versus the nine months ended June 30, 2017, with decreased sales in both Domestic and International segments. Domestic and International net sales decreased primarily due to the impact of competition on product sales volume across the product categories and disruption in supply chain causing inability to fulfill some orders which affected sales. The decrease in volume and price was partially offset by lower dilutions particularly in returns.

The following are components of change in net sales for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017:

2018 vs. 2017
Volume	(32.7)%
Price	(19.9)%
Dilutions	8.4%
(42.0)%

The Company will continue to experience increased competition due to the expansion of retail in-house brands on the cable and power markets. The unfavorable impact of price erosion further contributed to the net sales decrease.

Gross Profit and Gross Margin

The following tables reflect our gross profit and gross margin for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Gross profit
Domestic	$42	$2,408	$(2,366)	(98.3)%
International	1,464	1,004	460	45.8%
Total gross profit	$1,506	$3,412	$(1,906)	(55.9)%

	Three Months Ended June 30,		Basis Point
	2018	2017	Change
Gross margin %
Domestic %	1.1%	34.7%	(3,360)
International %	26.8%	16.2%	1,060
Total gross margin %	16.4%	26.0%	(960)

The following tables reflect our gross profit and gross margin for the nine months ended June 30, 2018 and 2017 (in thousands):

	Nine Months Ended June 30,
	2018	2017	$ Change	% Change
Gross profit
Domestic	$7,759	$17,069	$(9,310)	(54.5)%
International	4,304	7,499	(3,195)	(42.6)%
Total gross profit	$12,063	$24,568	$(12,505)	(50.9)%

	Nine Months Ended June 30,		Basis Point
	2018	2017	Change
Gross margin %
Domestic %	45.6%	55.0%	(933)
International %	24.1%	26.5%	(244)
Total gross margin %	34.6%	41.7%	(710)

Our overall gross margins fluctuate based on sales volume mix between segments, changes in customer pricing, inventory management decisions, discounts and promotions, product mix, and operational and fulfillment costs.

In the three months ended June 30, 2018, gross margins for our domestic segment decreased due to price reductions and selling through old inventory in some cases at prices below our cost of goods sold. This was driven by the need to sell through excess and obsolete inventory as well as by the competitive landscape of the market. In the three months ended June 30, 2018, gross margins increased for our international segment due to decreases in product costs.

In the nine months ending June 30, 2018, gross margins for our domestic segment decreased due to prior year’s favorable impact of a release of expired royalty obligations during the nine months ending June 30, 2017, but decreased for our international segment due to an increase in promotional pricing during the holidays.

Selling, General and Administrative Expenses

The following table reflects our selling, general and administrative expenses for the three months ended June 30, 2018 and 2017 and nine months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$7,159	$10,558	$(3,399)	(32.2)%
Selling, general and administrative expenses as a percent of net sales	78.2%	80.4%

	Nine Months Ended June 30,
	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$39,482	$34,523	$4,092	11.6%
Selling, general and administrative expenses as a percent of net sales	113.2%	57.4%

For the three months ended June 30, 2018 SG&A expenses overall decrease was due to reductions in expenses across the functions, including reductions in headcount, salaries, and point of purchase display and sample expenses, and advertising expenses.

For the nine months ended June 30, 2018 SG&A expenses overall increase was due to advertising, tradeshow and other marketing expenses, partially offset by reductions in expenses across the functions, including reductions in headcount, salaries, and point of purchase display and sample expenses. Management has taken several actions since 2017 including but not limited to, headcount reductions across all functional areas, negotiating with customers to lower returns and incentives under dealer programs, and branding partnerships to refocus on digital and social marketing, and eliminating unprofitable products, streamlining the product portfolio by reducing SKU count, and moving distribution operations to a third party logistics company.

Income from Operations

Loss from operations was $(5.7) million and $(7.1) million for the three months ended June 30, 2018 and 2017, respectively. Loss from operations as a percentage of net sales was (61.7) % and (54.4) % for the three months ended June 30, 2018 and 2017, respectively. The overall increase was due to falling sales despite reductions in expenses across the functions, including reductions in headcount, salaries, point of purchase display and sample expenses, and moving distribution operations to a third party logistics company.

Loss from operations was $(31.3) million and $(12.2) million for the nine months ended June 30, 2018 and 2017, respectively. Loss from operations as a percentage of net sales was (89.7) % and (20.0) % for the nine months ended June 30, 2018 and 2017, respectively. The overall increase was due to advertising, tradeshow and other marketing expenses, partially offset by reductions in expenses across the functions, including reductions in headcount, salaries, point of purchase display and sample expenses, and moving distribution operations to a third party logistics company.

Other Expense

Other expense was $0.8 million and ($0.5) million for the three months ended June 30, 2018 and 2017 respectively, which includes currency effects in Europe, Canada, China and Mexico.

Other expense was $0.9 million and ($0.2) million for the nine months ended June 30, 2018 and 2017 respectively, which includes currency effects in Europe, Canada, China and Mexico.

Interest (Income) Expense

Interest (income) expense was $0.5 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively. Interest expense is largely related to interest expense associated to shareholder notes.

Interest (income) expense was $2.8 million and $2.3 million for the nine months ended June 30, 2018 and 2017, respectively. Interest expense is largely related to interest expense associated to shareholder notes.

Income Taxes

Income tax expense was $0.0 million and $0.0 million for the three months ended June 30, 2018 and 2017, respectively. Our effective tax rate for the three months ended June 30, 2018 and 2017 was 0.2% and 0.2%, respectively, and reflects change in mix between incomes in different taxing jurisdictions.

Income tax expense was $0.1 million and $0.2 million for the nine months ended June 30, 2018 and 2017, respectively. Our effective tax rate for the nine months ended June 30, 2018 and 2017 was 0.3% and 0.2%, respectively, and reflects change in mix between incomes in different taxing jurisdictions.

Net Loss Attributable to Monster, Inc.

The resulting net loss attributable to Monster, Inc. for the three months ended June 30, 2018 and 2017 was $(7.0) million and $(7.3) million, respectively.

The resulting net loss attributable to Monster, Inc. for the nine months ended June 30, 2018 and 2017 was $(31.3) million and $(12.2) million, respectively.

Liquidity and Capital Resources

Our primary cash needs are generally for working capital, inventory, and capital expenditures. Historically, we have generally financed these needs with operating cash flows as well as shareholder loans from our Majority shareholder. Operating cash flows as a source of liquidity may be impacted by fluctuations in demand for our products, ongoing investments in our infrastructure and expenditures on marketing and advertising.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash:

	Nine Months Ended June 30,
	2018	2017
	(in thousands)
Cash and cash equivalents at beginning of period	$5,386	$13,007
Net cash (used in) provided by operating activities	(45,892)	(7,104)
Net cash provided by (used in) investing activities	(92)	(423)
Net cash (used in) provided by financing activities	43,584	214
Effect of exchange rate changes on cash and cash equivalents	(93)	(18)
Cash and cash equivalents at end of period	$2,893	$5,676

Net Cash (Used in) Provided by Operating Activities

Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization expense, gain on disposal of property and equipment, provision for doubtful accounts, and the effect of changes in working capital and other activities.

For the nine months ended June 30, 2018, net cash used in operating activities was ($45.9) million and consisted of net loss of $(31.3) million less $(10.2) million for non-cash items, less ($4.4) million for working capital and other activities. Non-cash items consisted primarily of decreases in accounts receivable allowances and reserves of ($11.4) million; partially offset by increases in depreciation and amortization of $1.0 million, and exchange rate fluctuations of $0.3 million. Working capital and other activities consisted primarily of decreases in prepaid expenses and other current assets of ($10.2) million, decreases in accounts payable of ($5.0) million, decreases in inventory of ($1.5) million, and decreases in accrued liabilities of ($1.4) million; mostly offset by increases in accounts receivable of $13.7 million.

For the nine months ended June 30, 2017, net cash provided by operating activities was ($7.1) million and consisted of net loss of ($12.2) million less ($10.6) million for non-cash items, plus $15.7 million for working capital and other activities. Non-cash items consisted primarily of decreases of ($10.7) million of accounts receivable allowances and reserves. Working capital and other activities consisted primarily of increases in inventories of $13.3 million and accounts receivable of $11.8 million; partially offset by decreases in accrued liabilities of ($6.9) million, decreases accounts payable of ($1.3) million, and decreases in prepaid expenses and other assets of ($1.2) million.

Net Cash Provided by (Used in) Investing Activities

For the nine months ended June 30, 2018, net cash used in investing activities was ($0.1) million and consisted primarily of acquisition of property and equipment of ($0.2) million, partially offset by proceeds from sale of equipment of $0.1 million.

For the nine months ended June 30, 2017, net cash used in investing activities was $(0.4) million and consisted primarily of acquisition of property and equipment of ($0.7), partially offset by change in restricted cash of $0.2 million.

Net Cash (Used in) Provided by Financing Activities

For the nine months ended June 30, 2018, net cash provided by financing activities was $43.6 million and related to net borrowings under notes payable to shareholders of $42.8 million and net repayments on notes account receivable factoring arrangement of $0.8 million. For the nine months ended June 30, 2017, net cash used in financing activities was $0.2 million and related to net borrowings under notes payable to shareholders of $4.9 million, mostly offset by net repayment on accounts receivable factoring arrangement of ($4.7) million.

Management is continuing several initiatives, including driving sales, new product launches, additional cost reductions, and finding ways to streamline business processes and reassess the business structure. The Company is working on several possibilities of equity source funding with strategic partners with the goal of obtaining third party financing. Management’s goal is to continue to reduce operating losses and attempt to achieve breakeven financial results in 2019.

Contractual Obligations and Commitments

As of June 30, 2018, there were no material changes to our contractual obligations and commitments as discussed in our amended Form 8-K filed on July 18.

Critical Accounting Policies and Estimates

As of June 30, 2018, there were no material changes to our critical accounting policies and estimates as discussed in our amended Form 8-K filed on July 18.

Recently Issued Accounting Pronouncements

As of June 30, 2018, there were no material changes to recently issued accounting pronouncements as discussed in our amended Form 8-K filed on July 18.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange rate risks that could impact our results of operations. We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales and expenses of our international subsidiaries that are denominated in currencies other than their functional currencies. We are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our international subsidiaries. Changes in foreign currency rates affect our consolidated statement of operations and distort comparisons between periods. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in “Accumulated other comprehensive income loss” within shareholders’ deficit in the condensed consolidated balance sheets. Foreign currency transaction gains or losses are recognized in the period incurred and are included in “Gain/(loss) from foreign currency transactions” in the condensed consolidated statements of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to the Company’s limited size, limited internal resources, and lack of ability to have multiple levels of transaction review.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2), or a combination of control deficiencies, that result in there being more than a remote likelihood of material misstatement in the annual or interim financial statements would not be prevented or detected.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) inadequate segregation of duties consistent with control objectives and (2) inadequate internal resources for accounting and reporting matters..

Management believes that the material weaknesses set forth above did not have an effect on our financial results..

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in reports that must be filed with the Securities and Exchange Commission has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem and intends to develop procedures to address this problem to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Monster Products, Inc. and its subsidiaries are currently involved in the proceedings listed below, and in the future, may continue to be subject to litigation, claims and assertions incidental to our business. Due to inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters. We are unable at this time to determine whether the outcome of the litigation would have a material effect on our business, financial condition, results of operations or cash flows.

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

The management of Monster is seeking to settle the Joseph case and move for sanctions against Perez.

2.	Monster, LLC vs. Freebit

Monster, LLC and Freebit AS (“Freebit”) entered into a License Agreement dated October 5, 2010, pursuant to which Freebit licensed certain technology to Monster for Monster to adopt in its headphone products. Such License Agreement provided an indemnity in respect of any potential infringement claims brought against Monster relating to such licensed technology.

On February 26, 2014, the Bose Corporation filed a complaint against Monster, LLC with the United States International Trade Commission, alleging that Monster was selling headphones in the United States, which infringed Bose’s patent US8311253 B2 that was related to the technology that Monster licensed from Freebit. Bose and Monster settled the case before the International Trade Commission in October 2014.

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

3.	Caesars Entertainment Operating Company, Inc., et al. vs. Monster, Inc. and Monster, LLC, Nevada District Court for Clark County

Caesars Entertainment Operating Company, Inc. and certain its affiliate (collectively “Caesars”) commenced litigation against Monster concerning that certain Sponsorship and Advertising Agreement dated January 1, 2014 pursuant to which Caesars agreed to provide Monster with branding, signage and retail sales (the “Nevada Litigation”). Monster filed counterclaims for the amount due under such Agreement and sought for a temporary restraining order (the “TRO”) to prevent removal of Monster signs and negative impacts on Monster. The TRO was granted on the condition that Monster paid the monies owed as of the date of the TRO. A few days after the grant of the TRO, Caesars filed for bankruptcy on January 15, 2015 and the Nevada Litigation was stayed thereby. Monster’s counterclaims in the Nevada litigation provided a basis for Monster’s claims against Caesars in its bankruptcy cases (the “Bankruptcy Claims”). Monster is seeking recovery of $1,207,500 that it paid pursuant to the Court order to obtain the TRO. The Bankruptcy Claims remain pending as do Caesars’ claims in the Nevada Litigation. The stipulated stay due to Caesars’ bankruptcy expired at the end of March 2018. Monster and Caesars are awaiting an order from the bankruptcy court to proceed with the Nevada litigation. Monster and Caesars remain open to the possibility of settlement.

4.	Monster, LLC, Noel Lee vs. Beats Electronics, HTC America Holding and Paul Wachter (trial court No. BC595235; Appellate No. B288598)

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

In subsequent proceedings to determine the amount of the judgment for Beats and against Monster, Beats was awarded attorney’s fees as damages in the amount of $11,578,265.50, Wachter was awarded $3,118,492 and HTC was awarded $1,684,886. On March 6, 2018, Monster filed notices of appeal from the judgments entered in favor of Beats, HTC and Wachter, and those appeals are now pending. The required cash bond in the amount of $17,524,418.55 was deposited on March 13, 2018 with the California Superior Court, ensuring that Beats cannot enforce the judgment during the pendency of these appeals (appeals which are soon to be consolidated by agreement of the parties). The appeals have been consolidated by the court.

5.	Beats Electronics vs. Monster (Case No. BC675937)

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

6.	John DeTemple vs. Monster, Inc., Noel Lee (Case No. BC684382)

Plaintiff John DeTemple filed an action in November 2017 for alleged breach of contract claiming that Defendants pay Plaintiff for advertising and promotional services, with no specific amount of damage being alleged. A Demurrer on behalf of Monster was filed on February 6, 2018, asserting that the complaint is defective for its failure to include the material terms of the parties’ alleged contract. A jury trial is scheduled for April 4, 2019.

7.	AIT Worldwide Logistics vs. Monster (Case No. 18-civ-00541)

Plaintiff AIT Worldwide Logistics filed a complaint against Monster in the San Mateo Superior Court on February 1, 2018, alleging breach of contract and unjust enrichment for alleged failure to pay Plaintiff for transportation services (trucking) in the amount of $463,312.95. Monster filed a Demurrer (motion to dismiss) on March 7, 2018, asserting that Plaintiff’s complaint was legally defective for failure to allege the material terms of the parties’ agreement. Plaintiff’s Opposition to this Demurrer was due on March 22, 2018, and Monster’s Reply to that Demurrer was due on March 28, 2018. The parties’ Case Management Conference with the Court was scheduled for May 31, 2018. However, no trial date has been set.

8.	Daniel Paine vs. Zenon Chan, et al.

Plaintiff Daniel Paine filed a lawsuit to recover damages for personal injuries that allegedly incurred in an automobile accident on May 12, 2017. Mr. Paine’s vehicle was struck by a vehicle driven by co-defendant Zenon Chan while Mr. Chan was participating in an event allegedly hosted by Monster, Inc. The parties have exchanged written discovery, subpoenaed records, and have conducted the depositions of Zenon Chan and Daniel Paine. The trial was scheduled for June 11, 2018, but no new trial date has been set based upon the stipulation of the parties.

The management of Monster believes that Mr. Chan’s insurer is responsible to defend and indemnify Monster, Inc. for any injuries caused by Mr. Chan. Monster, Inc. is contesting the matter and has tendered the defense and indemnity to Zenon Chan’s liability insurance carrier.

9.	Brooklyn Events Center, LLC, et al. vs. Monster, Inc.

On or about April 10, 2018, Brooklyn Events Center, LLC and Brooklyn Nets, LLC, filed a complaint against Monster, Inc. in the United States District Court, Southern District of New York in connection with a sponsorship agreement dated March 13, 2017. The complaint alleges claims for breach of contract, trademark infringement, unfair competition, and false designation of origin against Monster, Inc. This lawsuit is currently in the pleading stages of litigation and, as a result, it is difficult to estimate the likelihood of an adverse award of damages. Monster, Inc. intends to vigorously defend this matter.

10.	Plastoform Industries Ltd. vs. Monster, LLC & Monster, Inc.

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

11.	Canon Financial Services, Inc. vs. Monster, Inc.

On or about August 24, 2018, Canon Financial Services, Inc. filed a complaint against Monster, Inc. in the United States Superior Court of New Jersey, Law Division Burlington County relating to an alleged lease agreement. The complaint alleges, among other things, a claim for breach of contract against Monster, Inc. This lawsuit is currently in the pleading stages of litigation and, as a result, it is difficult to estimate the likelihood of an adverse award of damages. Monster, Inc. intend to vigorously defend this matter.

12.	Fred Khalilian vs. Noel Lee and Monster Products, Inc.

On or about September 7, 2018, Fred Khalilian, a former employee and shareholder of Monster Products, Inc., filed a complaint against Noel Lee and Monster Products, Inc. in the District Court of Clark County Nevada. The complaint alleges, among other things, a claim for breach of contract, wrongful termination and fraud against Noel Lee and Monster Products, Inc. This lawsuit is currently in the pleading stages of litigation and, as a result, it is difficult to estimate the likelihood of an adverse award of damages. Monster Products, Inc. intends to vigorously defend this matter.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1. “Description of Business” under “Risk Factors” of the Super 8-K filed with the SEC on July 18, 2018. There have been no material changes to our Risk Factors disclosed in the Super 8-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Monster Products, Inc.
Dated: November 19, 2018
	By:	/s/ Noel Lee
Noel Lee
Chief Executive Officer
(Principal Executive Officer)

